Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XIV
filed 1995-05-15
CIK 278128

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1995

                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -------------
                       Commission file number   0-9242

                           Century Properties Fund XIV
           (Exact name of Registrant as specified in its charter)

       California                               94-2535195
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                     (Zip Code)

   Registrant's telephone number, including area code (404) 916-9090

                                   N/A

Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                                      -------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
    -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date                   .
     ------------------


                                  1 of 11

           CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                    March 31,       December 31,
                                                       1995            1994
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   1,100,000   $     714,000
Other assets                                            915,000       1,136,000

Real Estate:

  Real estate                                        53,518,000      53,142,000
  Accumulated depreciation                          (22,134,000)    (21,751,000)
  Allowance for impairment of value                  (4,205,000)     (4,205,000)
                                                  --------------  --------------
Real estate, net                                     27,179,000      27,186,000

Deferred costs, net                                     619,000         639,000
                                                  --------------  --------------
    Total assets                                  $  29,813,000   $  29,675,000
                                                  ==============  ==============
Liabilities and Partners' Equity

Notes payable                                     $  21,433,000   $  21,480,000
Accrued expenses and other liabilities                1,329,000       1,286,000
                                                  --------------  --------------
    Total liabilities                                22,762,000      22,766,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' Equity:

  General partners                                       28,000          25,000
  Limited partners (64,806 units outstanding at
   March 31, 1995 and December 31, 1994)              7,023,000       6,884,000
                                                  --------------  --------------
    Total partners' equity                            7,051,000       6,909,000
                                                  --------------  --------------
    Total liabilities and partners' equity        $  29,813,000   $  29,675,000
                                                  ==============  ==============




                     See notes to financial statements.

                                  2 of 11

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995



Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   2,119,000   $   1,927,000
  Interest income                                         8,000          41,000
                                                  --------------  --------------
    Total revenues                                    2,127,000       1,968,000
                                                  --------------  --------------

Expenses:

  Operating                                             962,000         986,000
  Interest                                              565,000         621,000
  Depreciation                                          383,000         383,000
  General and administrative                             75,000         173,000
                                                  --------------  --------------
    Total expenses                                    1,985,000       2,163,000
                                                  --------------  --------------
Net income (loss)                                 $     142,000   $    (195,000)
                                                  ==============  ==============
Net income (loss) per limited partnership unit    $           2   $          (3)
                                                  ==============  ==============



                     See notes to financial statements.

                                  3 of 11

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995


Statements of Cash Flows (Unaudited)
                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net income (loss)                                 $     142,000   $    (195,000)

Adjustments to reconcile net income
 (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                         429,000         433,000
  Provision for doubtful receivables                      5,000          11,000
  Leasing commissions paid                              (18,000)        (31,000)
Changes in operating assets and liabilities:
  Other assets                                          216,000          40,000
  Accrued expenses and other liabilities                 43,000          15,000
                                                  --------------  --------------
Net cash provided by operating activities               817,000         273,000
                                                  --------------  --------------
Investing Activities:

Additions to real estate                               (376,000)        (16,000)
                                                  --------------  --------------
Cash (used in) investing activities                    (376,000)        (16,000)
                                                  --------------  --------------
Financing Activities:

Notes payable principal payments                        (55,000)        (90,000)
                                                  --------------  --------------
Cash (used in) financing activities                     (55,000)        (90,000)
                                                  --------------  --------------
Increase in Cash and Cash Equivalents                   386,000         167,000

Cash and Cash Equivalents at Beginning of Period        714,000       5,717,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   1,100,000   $   5,884,000
                                                  ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $     526,000   $     580,000
                                                  ==============  ==============


                    See notes to financial statements.

                                  4 of 11



          CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

                        NOTES TO FINANCIAL STATEMENTS


1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

The financial information contained herein is unaudited.  In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $395,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

     (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 and $31,000 during the three months ended March 31, 1995 and 1994. These reimbursements are included in general and administrative expenses.

     (b) An affiliate of NPI, Inc., is entitled to receive 5% of annual gross receipts from all residential properties it manages. For the period ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $64,000 and $19,000, respectively, which are included in operating expenses.

3.  Subsequent Event

In April 1995, the Partnership received $250,000 as a settlement with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and will enable the Partnership to develop an out parcel with separate access to the shopping center. The Partnership will, however, be required to construct new access roads to the property and to move its shopping center sign. The cost of which is expected to range from $50,000 to $100,000.

                                  5 of 11

        CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of seven commercial properties located in Texas, California and Montana and three residential apartment complexes located in Nevada and Arizona. The properties which are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and with remaining lease terms of up to twenty years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of May 1, 1995, nine of the nineteen properties originally purchased by Registrant were sold or otherwise disposed. All of Registrant's properties, except St. Charleston Village, Torrey Pines and The Oaks, generated positive cash flow for the three months ended March 31, 1995. The cash flow deficits of Registrant's St. Charleston Village, Torrey Pines and The Oaks properties were attributable to significant capital improvements incurred during the three months ended March 31, 1995. In April 1995, the Partnership reached a settlement with the City of Bozeman in the amount of $250,000 in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and will enable the Partnership to develop an out parcel with separate access to the shopping center. The Partnership will, however, be required to construct new access roads to the property and to move its shopping center sign. The cost of which is expected to range from $50,000 to $100,000.

Registrant uses working capital reserves provided from any undistributed cash flows from operations as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties and to provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in 1996), cash distributions from operations remained suspended during the first quarter of 1995 as they were in prior years. It is currently anticipated that cash distributions from operations will continue to be suspended in the foreseeable future.

The level of liquidity based upon cash and cash equivalents improved by $386,000 at March 31, 1995, as compared to December 31, 1994. Registrant's $817,000 of cash provided by operating activities was only partially offset by $376,000 of cash used for improvements to real estate (investing activities) and $55,000 of cash used in notes payable principal payments (financing activities). An extensive siding repair program is required at St. Charleston Village and Torrey Pines Village Apartments. The program began in 1994 and is expected to be completed by the end of 1995. The estimated cost for the project is approximately $1 million and is being funded from cash flow from operations, established replacement reserves and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt

                                  6 of 11

            CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

service payments until May 1996, when a balloon payment of $2,160,000 is due on The Oaks Shopping Center. Registrant will attempt to extend the due date of this loan or find replacement financing. Although management is confident that this loan can be refinanced, if the loan is not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

At this time it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain financing, refinancing or debt modification as required.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations


Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $337,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $159,000 and a decrease in expenses of $178,000.

                                  7 of 11

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

Revenues increased by $159,000 due to an increase in rental income of $192,000, which was only partially offset by a decrease in interest income of $33,000. Rental revenues increased primarily due to an increase in occupancy at Registrant's Broadway Trade Center and Gateway Park properties, which was partially offset by decreased occupancy at Registrant's The Oaks Shopping Center property. Occupancy remained relatively constant at Registrant's other properties. In addition, rental rates increased at Registrant's St. Charleston Village Apartments, University Square and Oaks Shopping Centers, which were slightly offset by a decrease in rental rates at Registrant's Duck Creek Shopping Center property. Interest income decreased due to a decrease in average working capital reserves available for investment.

Expenses decreased by $178,000 due to a decrease in operating expense of $24,000, interest expense of $56,000 and general and administrative expense of $98,000. Operating expenses decreased due to a decrease in non-recurring expenditures at Registrant's St. Charleston Village Apartments, The Oaks Shopping Center and University Square Shopping Center properties. Interest expense declined primarily due to the pay-off of the mortgage encumbering Duck Creek Shopping Center in September 1994 and mortgage principal amortization. General and administrative expenses decreased due to a reduction in asset management costs. Depreciation expense remained constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES FUND XIV

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                         Number of
                          Units or                            Average
                          Square                Date of  Occupancy Rate (%)
Name and Location         Footage      Type     Purchase   1995      1994
- -----------------         -------      ----     -------- ------------------

Torrey Pines Village
  Apartments                204      Apartment   09/79       96       95
Las Vegas, Nevada                    Building

St. Charleston Village
  Apartments                312      Apartment   09/79       95       97
Las Vegas, Nevada                    Building

University Square
   Shopping Center        127,000    Shopping    12/79       97       95
Bozeman, Montana                     Center


                                  8 of 11

          CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                         Number of
                          Units or                            Average
                          Square                Date of  Occupancy Rate (%)
Name and Location         Footage      Type     Purchase   1995      1994
- -----------------         -------      ----     -------- ------------------


Gateway Park              33,000     Industrial  10/80       93        85
Dublin, California                   Park

Wingren Plaza             39,000     Office      06/80       87        88
Dallas, Texas                        Building

Greenbriar Plaza Shopping
  Center                  66,000     Shopping    12/79       88        88
Duncanville, Texas                   Center

The Oaks Shopping Center  82,000     Shopping    09/80       85        95
Beaumont, Texas                      Center

Sun River Apartments         334     Apartment   11/80       98        96
Tempe, Arizona                       Building

Broadway Trade Center    121,000     Industrial  01/81       97        85
San Antonio, Texas                   Park

Duck Creek Shopping
  Center                  58,000     Shopping    01/81      100        98
Garland, Texas                       Center




                                  9 of 11

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").


On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified cla sses constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the unit s purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of

$150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearin g on the final approval of the settlement is scheduled for May 19, 1995.

Item 6. Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.

                                   10 of 11

           CENTURY PROPERTIES FUND XIV - FORM 10-Q - MARCH 31, 1995

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENTURY PROPERTIES FUND XIV

                                  By: FOX CAPITAL MANAGEMENT CORPORATION,
                                      A General Partner

                                  /S/ARTHUR N. QUELER
                                  ----------------------------------------
                                  ARTHUR N. QUELER
                                  Secretary/Treasurer and Director
                                  (Principal Financial Officer)


                                  11 of 11