Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XIV
filed 1995-08-11
CIK 278128

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to ___________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                                   1 of 14



            CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                      June 30,      December 31,
                                                       1995             1994
                                                    (Unaudited)      (Audited)
Assets

Cash and cash equivalents                          $  1,518,000    $    714,000
Other assets                                          1,074,000       1,136,000

Real Estate:

  Real estate                                        54,195,000      53,142,000
  Accumulated depreciation                          (22,532,000)    (21,751,000)
  Allowance for impairment of value                  (4,810,000)     (4,205,000)
                                                   ------------    ------------
Real estate, net                                     26,853,000      27,186,000

Deferred costs, net                                     603,000         639,000
                                                   ------------    ------------
         Total assets                              $ 30,048,000    $ 29,675,000
                                                   ============    ============
Liabilities and Partners' Equity

Notes payable                                      $ 21,385,000    $ 21,480,000
Deferred interest, accrued expenses and
  other liabilities                                   1,637,000       1,286,000
                                                   ------------    ------------
         Total liabilities                           23,022,000      22,766,000
                                                   ------------    ------------
Commitments and Contingencies

Partners' Equity:

General partners                                         27,000          25,000
Limited partners (64,806 units outstanding at
   June 30, 1995 and December 31, 1994)               6,999,000       6,884,000
                                                   ------------    ------------

         Total partners' equity                       7,026,000       6,909,000
                                                   ------------    ------------
         Total liabilities and partners' equity    $ 30,048,000    $ 29,675,000
                                                   ============    ============


               See notes to consolidated financial statements.

                                   2 of 14



           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Operations (Unaudited)



                                                      For the Six Months Ended
                                                    June 30, 1995  June 30, 1994
Revenues:

     Rental                                           $ 4,346,000   $ 3,867,000
     Interest and other income                            503,000        98,000
                                                      -----------    ----------
         Total revenues                                 4,849,000     3,965,000
                                                      -----------    ----------

Expenses:

     Operating                                          2,091,000     1,970,000
     Interest                                           1,132,000     1,239,000
     Depreciation                                         781,000       766,000
     General and administrative                           123,000       393,000
     Provision for loss on sale                           605,000            --
                                                      -----------    ----------
         Total expenses                                 4,732,000     4,368,000
                                                      -----------    ----------
Net income (loss)                                     $   117,000   $  (403,000)
                                                      ===========    ==========
Net income (loss) per limited partnership unit        $         2   $        (6)
                                                      ===========    ==========

               See notes to consolidated financial statements.

                                   3 of 14



           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995




Consolidated Statements of Operations (Unaudited)



                                                    For the Three Months Ended
                                                 June 30, 1995     June 30, 1994
Revenues:

     Rental                                        $ 2,227,000      $ 1,940,000
     Interest and other income                         495,000           57,000
                                                   -----------       ----------
         Total revenues                              2,722,000        1,997,000
                                                   -----------       ----------

Expenses:

     Operating                                       1,129,000          984,000
     Interest                                          567,000          618,000
     Depreciation                                      398,000          383,000
     General and administrative                         48,000          220,000
     Provision for loss on sale                        605,000               --
                                                   -----------       ----------
         Total expenses                              2,747,000        2,205,000
                                                   -----------       ----------
Net loss                                           $   (25,000)      $ (208,000)
                                                   ===========       ==========
Net loss per limited partnership unit                       --       $       (3)
                                                   ===========       ==========



               See notes to consolidated financial statements.

                                   4 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Cash Flows (Unaudited)


                                                      For the Six Months Ended
                                                   June 30, 1995   June 30, 1994
Operating Activities:

Net income (loss)                                    $   117,000    $  (403,000)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                       875,000        867,000
     Provision for loss on sale                          605,000             --
     Deferred costs paid                                 (42,000)       (65,000)

Changes in operating assets and liabilities:
     Other assets                                         62,000         16,000
     Deferred interest, accrued expenses and
       other liabilites                                  351,000        131,000
                                                      ----------     ----------
Net cash provided by operating activities              1,968,000        546,000
                                                      ----------     ----------
Investing Activities:

Additions to real estate                              (1,053,000)      (231,000)
                                                      ----------     ----------
Cash (used in) investing activities                   (1,053,000)      (231,000)
                                                      ----------     ----------
Financing Activities:

Notes payable principal payments                        (111,000)      (184,000)
                                                      ----------     ----------
Cash (used in) financing activities                     (111,000)      (184,000)
                                                      ----------     ----------
Increase in Cash and Cash Equivalents                    804,000        131,000

Cash and Cash Equivalents at Beginning of Period         714,000      5,717,000
                                                      ----------     ----------
Cash and Cash Equivalents at End of Period           $ 1,518,000    $ 5,848,000
                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period         $ 1,053,000    $ 1,095,000
                                                      ==========     ==========


               See notes to consolidated financial statements.

                                   5 of 14



           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Notes 3 and 5.


    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $99,000 during the six months ended June 30, 1995 and 1994. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc., is entitled to receive 5% of annual gross receipts from all residential properties it manages. For the period ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $131,000 and $81,000, respectively, which are included in operating expenses.

3.  Condemnation Settlement

    In April 1995, the Partnership received $250,000 as a settlement with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and the State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and will enable the Partnership to develop an out parcel with separate access to the shopping center. The Partnership will, however, be required to construct new access roads to the property and to move its shopping center sign at a cost of approximately $100,000. The net settlement of $150,000 is included in interest and other income for the six and three month periods ended June 30, 1995.

4.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,188 limited partnership units of the Partnership.



                                     6 of 14


             CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  Subsequent Events and Provision for Loss

    (a) In June 1995, the Partnership contracted to sell its Greenbriar Plaza Shopping Center property for $1,050,000. If the sale is consummated, the Partnership expects to receive net proceeds of approximately $900,000. For financial statement purposes, the Partnership has recorded a $605,000 provision for loss on sale of the property during the period ended June 30, 1995. The sale is expected to close during the third quarter of 1995.

    (b) In June 1995, the Partnership contracted to sell its Duck Creek Shopping Center property for $2,250,000. The sale is contingent upon the buyers completion of its environmental review. If the sale is consummated, the Partnership expects to receive net proceeds of approximately $2,100,000. For financial statement purposes, the Partnership would recognize a gain on the sale. The sale is expected to close during the fourth quarter of 1995.




                                   7 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of seven commercial properties located in Texas, California and Montana and three residential apartment complexes located in Nevada and Arizona. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and with remaining lease terms of up to twenty years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, nine of the nineteen properties originally purchased by Registrant were sold or otherwise disposed. Registrant anticipates marketing selected properties for sale during 1995.

All of Registrant's properties, except St. Charleston Village and Torrey Pines, generated positive cash flow for the six months ended June 30, 1995. The cash flow deficits at Registrant's St. Charleston Village and Torrey Pines properties were attributable to significant capital improvements incurred during the six months ended June 30, 1995. As described in Item 1, Note 5, Registrant has contracted to sell its Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. If the sales are consummated, Registrant would receive net proceeds of approximately $900,000 and

$2,100,000, respectively. In April 1995, Registrant reached a settlement with the City of Bozeman in the amount of $250,000 in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and will enable the Partnership to develop an out parcel with separate access to the shopping center. Registrant will, however, be required to construct new access roads to the property and to move its shopping center sign at a cost of approximately $100,000. In May 1995, Registrant accepted a release of the assignor's guarantee from a vacating tenant at Registrant's The Oaks Shopping Center property. In July 1995, the vacant space was re-leased for a ten year period at the same terms and conditions as the previous tenant.

Registrant uses working capital reserves provided from any undistributed cash flows from operations as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties and to provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in 1996), cash distributions from operations remained suspended during 1995 as they were in prior years. It is anticipated that cash distributions from operations will continue to be suspended until additional properties are sold. Upon the sale of a property, it is anticipated that all or a portion of the sales proceeds will be distributed.

The level of liquidity based upon cash and cash equivalents improved by $804,000 at June 30, 1995, as compared to December 31, 1994. Registrant's $1,968,000 of cash provided by operating activities was only partially offset by $1,053,000 of cash used for improvements to real estate (investing activities) and $111,000 of cash used in notes payable principal payments (financing activities). An extensive siding repair program is required at St. Charleston Village and Torrey Pines Village Apartments. The program began in 1994 and is expected to be completed by the end of 1995. To date, Registrant has expended approximately $875,000 of the estimated cost of approximately $1 million.

                                   8 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

The project is being funded from cash flow from operations, established replacement reserves and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.


Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until May 1996, when balloon payments (including deferred interest) of $2,841,000 are due on Registrant's The Oaks Shopping Center property. Registrant will attempt to extend the due date of the loans or find replacement financing. Although management is confident that the loans can be refinanced, if the loans are not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure. If the property is lost through foreclosure, Registrant would recognize a gain for financial reporting purposes.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,188 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 40.8% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Real Estate Market

The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for Registrant's properties.


                                   9 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $520,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $884,000, which was partially offset by an increase in expenses of $364,000.

Revenues increased by $884,000 due to increases in rental income of $479,000 and interest and other income of $405,000. Rental revenues increased due to an increase in rental rates at Registrant's St. Charleston Village Apartments, Sun River Apartments, Duck Creek Shopping Center and University Square Shopping Center properties, which were slightly offset by a decrease in rental rates at Registrant's Broadway Trade Center property. In addition, occupancy increased at Registrant's Broadway Trade Center, Gateway Park and University Square Shopping Center properties, which were significantly offset by a decrease in occupancy at Registrant's Wingren Plaza property. Although physical occupancy at Registrant's The Oaks Shopping Center property decreased, Registrant was able to maintain rental revenue for the period due to the receipt of a payment for the release of the assignor's guarantee from a vacating tenant. Occupancy remained relatively constant at Registrant's other properties. Other income increased due to the net proceeds received from a right of way settlement involving Registrant's University Square Shopping Center property and proceeds received for the release of the assignor's guarantee from a vacating tenant at Registrant's The Oaks Shopping Center property, which were partially offset by a decrease in interest income due to a decrease in average working capital reserves available for investment.

Expenses increased by $364,000 due to a $605,000 provision for loss on sale of Registrant's Greenbriar Plaza Shopping Center along with increases in operating expense of $121,000 and depreciation expense of $15,000, which were partially offset by decreases in interest expense of $107,000 and general and administrative expense of $270,000. Operating expenses increased primarily due to exterior painting at Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. Depreciation expense increased primarily due to fixed asset additions at Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. Interest expense declined due to the pay-off of the mortgage encumbering Registrant's Duck Creek Shopping Center in September 1994 and mortgage principal amortization. General and administrative expenses decreased due to a reduction in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $183,000 for the three months ended June 30,

1995, as compared to 1994, due to an increase in revenues of $725,000, which was partially offset by an increase in expenses of $542,000.

Revenues increased by $725,000 due to increases in rental income of $287,000 and interest and other income of $438,000. Rental revenues increased due to an increase in rental rates at Registrant's St. Charleston Village Apartments, Sun River Apartments and Duck Creek Shopping Center properties, which were slightly offset by a decrease in rental rates at Registrant's Broadway Trade Center property.





                                  10 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

In addition, occupancy increased at Registrant's Broadway Trade Center and University Square Shopping Center properties, which were significantly offset by a decrease in occupancy at Registrant's Wingren Plaza property. Although physical occupancy at Registrant's The Oaks Shopping Center property decreased, Registrant was able to maintain rental revenue for the period due to the receipt of a payment for the release of the assignor's guarantee from a vacating tenant. Occupancy remained relatively constant at Registrant's other properties. Other income increased due to the net proceeds received from a right of way settlement involving Registrant's University Square Shopping Center property and the proceeds received for the release of the assignor's guarantee paid by a vacating tenant at Registrant's The Oaks Shopping Center property, which were partially offset by a decrease in interest income due to a decrease in average working capital reserves available for investment.

Expenses increased by $542,000 due to a $605,000 provision for loss on sale of Registrant's Greenbriar Plaza Shopping Center along with increases in operating expense of $145,000 and depreciation expense of $15,000, which were partially offset by decreases in interest expense of $51,000 and general and administrative expense of $172,000. Operating expenses increased primarily due to exterior painting at Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. Depreciation expense increased primarily due to fixed asset additions at Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. Interest expense declined due to the pay-off of the mortgage encumbering Registrant's Duck Creek Shopping Center in September 1994 and mortgage principal amortization. General and administrative expenses decreased due to a reduction in asset management costs.




                                  11 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES FUND XIV

                           OCCUPANCY SUMMARY

                                                             Average
                                                         Occupancy Rate (%)
                                                     --------------------------
                     Number of                       Six Months    Three Months
                      Units or                         Ended           Ended
                      Square            Date of       June 30,        June 30,
Name and Location     Footage   Type    Purchase   1995    1994     1995    1994
- -----------------     -------   ----    --------   ----    ----     ----    ----
Torrey Pines Village
  Apartments           204    Apartment   09/79     96      96       96      96
Las Vegas, Nevada             Building

St. Charleston Village
  Apartments           312    Apartment   09/79     96      97       97      97
Las Vegas, Nevada             Building

University Square
Shopping Center       127,000  Shopping   12/79     98      96      99       96
Bozeman, Montana                Center

Gateway Park           33,000 Industrial  10/80     91      88      89       91
Dublin, California              Park

Wingren Plaza          39,000  Office     06/80     83      88      79       88
Dallas, Texas                  Building

Greenbriar Plaza
Shopping Center        66,000  Shopping   12/79     88      89      88       89
Duncanville, Texas             Center

The Oaks Shopping      82,000  Shopping   09/80     80      93      75       91
     Center                    Center
Beaumont, Texas


Sun River Apartments    334    Apartment  11/80     98      97      98       98
Tempe, Arizona                 Building

Broadway Trade Center 121,000  Industrial 01/81     99      86     100       87
San Antonio, Texas               Park

Duck Creek Shopping
  Center               58,000  Shopping   01/81    100      99     100       99
Garland, Texas                  Center


                                  12 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995

                         PART II - OTHER INFORMATION


Item 1.  Litigation

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

      On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.


      No report on Form 8-K was required to be filed during the period.



                                  13 of 14


           CENTURY PROPERTIES FUND XIV - FORM 10-Q - JUNE 30, 1995


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



                              CENTURY PROPERTIES FUND XIV

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner


                              /S/ ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)




                                  14 of 14