Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XIV
filed 1995-11-13
CIK 278128

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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

       Registrant's telephone number, including area code (770) 916-9090

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


                                    1 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                 September 30,    December 31,
                                                      1995            1994

Assets

Cash and cash equivalents                       $   2,654,000   $     714,000
Other assets                                        1,223,000       1,136,000

Real Estate:

  Real estate                                      51,528,000      53,142,000
  Accumulated depreciation                        (21,711,000)    (21,751,000)
  Allowance for impairment of value                (4,205,000)     (4,205,000)
                                                -------------   -------------
Real estate, net                                   25,612,000      27,186,000

Deferred costs, net                                   624,000         639,000
                                                -------------   -------------
     Total assets                               $  30,113,000   $  29,675,000
                                                =============   =============
Liabilities and Partners' Equity

Notes payable                                   $  21,337,000   $  21,480,000
Deferred interest, accrued expenses and
  other liabilities                                 1,840,000       1,286,000
                                                -------------   -------------
     Total liabilities                             23,177,000      22,766,000
                                                -------------   -------------
Commitments and Contingencies

Partners' Equity:

General partners                                       26,000          25,000
Limited partners (64,806 units outstanding at
  September 30, 1995 and December 31, 1994)         6,910,000       6,884,000
                                                -------------   -------------
     Total partners' equity                         6,936,000       6,909,000
                                                -------------   -------------
     Total liabilities and partners' equity     $  30,113,000   $  29,675,000
                                                =============   =============

                See notes to consolidated financial statements.

                                    2 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations



                                                    For the Nine Months Ended
                                                   September 30,   September 30,
                                                       1995            1994

Revenues:

   Rental                                         $   6,423,000   $   5,947,000
   Interest and other income                            523,000         184,000
                                                    -----------   -------------
     Total revenues                                   6,946,000       6,131,000
                                                    -----------   -------------

Expenses:

   Operating                                          3,279,000       3,399,000
   Interest                                           1,697,000       1,850,000
   Depreciation                                       1,164,000       1,149,000
   General and administrative                           174,000         446,000
   Loss on property sale                                605,000             -
                                                    -----------   -------------
     Total expenses                                   6,919,000       6,844,000
                                                    -----------   -------------
Net income (loss)                                   $    27,000   $    (713,000)
                                                    ===========   =============
Net income (loss) per limited partnership unit      $      0.40   $      (10.79)
                                                    ===========   =============


                See notes to consolidated financial statements.

                                    3 of 16



         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations



                                                    For the Three Months Ended
                                                   September 30,   September 30,
                                                       1995            1994

Revenues:

   Rental                                           $ 2,077,000    $  2,080,000
   Interest and other income                             20,000          86,000
                                                    -----------    ------------
     Total revenues                                   2,097,000       2,166,000
                                                    -----------    ------------

Expenses:

   Operating                                          1,188,000       1,428,000
   Interest                                             565,000         611,000
   Depreciation                                         383,000         383,000
   General and administrative                            51,000          54,000
                                                    -----------    ------------
     Total expenses                                   2,187,000       2,476,000
                                                    -----------    ------------
Net loss                                            $   (90,000)   $   (310,000)
                                                    ===========    ============
Net loss per limited partnership unit               $     (1.36)   $      (4.69)
                                                    ===========    ============



                See notes to consolidated financial statements.

                                    4 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995

Consolidated Statements of Cash Flows


                                                    For the Nine Months Ended
                                                   September 30,   September 30,
                                                       1995            1994
Operating Activities:

Net income (loss)                                  $     27,000    $   (713,000)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                      1,309,000       1,311,000
   Loss on property disposition                         605,000             -
   Deferred costs paid                                 (122,000)       (451,000)
Changes in operating assets and liabilities:                                -
   Other assets                                         (87,000)       (299,000)
   Deferred interest, accrued expenses and
     other liabilities                                  554,000        (161,000)
                                                    -----------    ------------

Net cash provided by (used in) operating activities   2,286,000        (313,000)
                                                    -----------    ------------

Investing Activities:

Net proceeds from property disposition                  931,000             -
Additions to real estate                             (1,109,000)       (324,000)
                                                    -----------    ------------

Net cash (used in) investing activities                (178,000)       (324,000)
                                                    -----------    ------------

Financing Activities:

Notes payable proceeds                                      -        16,418,000
Satisfaction of notes payable                               -       (20,211,000)
Notes payable principal payments                       (168,000)       (229,000)
                                                    -----------    ------------

Net cash (used in) financing activities                (168,000)     (4,022,000)
                                                    -----------    ------------

Increase (Decrease) in Cash and Cash Equivalents      1,940,000      (4,659,000)

Cash and Cash Equivalents at Beginning of Period        714,000       5,717,000
                                                    -----------    ------------

Cash and Cash Equivalents at End of Period         $  2,654,000    $  1,058,000
                                                    ===========    ============

Supplemental Disclosure of Cash Flow Information:

   Interest paid in cash during the period         $  1,580,000    $  1,671,000
                                                    ===========    ============


                See notes to consolidated financial statements.

                                    5 of 16

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

       The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Notes 3 through 5.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("MGP" or "NPI Equity"), the entity which controls Fox Realty Investors and Fox Capital Management Corporation, the general partners of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $129,000 during the nine months ended September 30, 1995 and 1994.
           These reimbursements are included in general and administrative expenses.

       (b) An affiliate of NPI, Inc., is entitled to receive 5% of annual gross receipts from all residential properties it manages. For the period ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $196,000 and $142,000, respectively, which are included in operating expenses.

       (c) For the nine months ended September 30, 1994, an affiliate of NPI, Inc. was paid a fee of $5,000 relating to successful real estate tax appeals on the Partnership's properties. These fees are included in operating expenses.

3.     Condemnation Settlement


       In April 1995, the Partnership received $250,000 as a settlement with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and the State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and

                                    6 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     Condemnation Settlement (Continued)

       will enable the Partnership to develop an out parcel with separate access to the shopping center. The Partnership will, however, be required to construct new access roads to the property and to move its shopping center sign at a cost of approximately $100,000. The net settlement of $150,000 is included in interest and other income for the nine month period ended September 30, 1995.

4.     Loss on Property Sale

       On September 12, 1995, the Partnership sold its Greenbriar Plaza Shopping Center property for $1,050,000. After closing expenses of $119,000, net proceeds received by the Partnership were $931,000. For financial statement purposes, the sale resulted in a loss of $605,000. A provision for loss on sale of $605,000 was recorded during the six months ended June 30, 1995.

5.     Notes Payable

       (a) On September 15, 1994, the Partnership satisfied the $1,684,000 outstanding mortgage encumbering the Duck Creek Shopping Center.

       (b) On July 5, 1994, the Partnership paid down $2,109,000 of the existing mortgages encumbering Registrant's St. Charleston Village, Sun River and Torrey Pines Village Apartments and replaced the remaining $16,418,000 with new first mortgages. The Partnership incurred closing costs and fees of $441,000 in connection with these refinancings.

6.     Subsequent Events

       (a) On October 6, 1995, the Partnership sold its Duck Creek Shopping Center property for $2,250,000. After closing expenses of $124,000, net proceeds received by the Partnership will be approximately $2,126,000. For financial statement purposes, any gain or loss recognized on the sale will not be material.

       (b) On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties.

                                    7 of 16

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

As of November 1, 1995, Registrant's real estate properties consist of five commercial properties located in Texas, California and Montana and three residential apartment complexes located in Nevada and Arizona. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and with remaining lease terms of up to twenty years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, eleven of the nineteen properties originally purchased by Registrant were sold or otherwise disposed. It is anticipated that Registrant's Wingren Plaza will be sold in the fourth quarter of 1995. Registrant is currently marketing selected properties for sale.

All of Registrant's properties, except St. Charleston Village and Torrey Pines, generated positive cash flow for the nine months ended September 30, 1995. The cash flow deficits at Registrant's St. Charleston Village and Torrey Pines properties were attributable to significant capital improvements incurred during the nine months ended September 30, 1995. On September 12, 1995, the Partnership sold its Greenbriar Plaza Shopping Center property for $1,050,000. After closing expenses of $119,000, net proceeds received by the Partnership were $931,000. For financial statement purposes, the sale resulted in a loss of $605,000. A provision for loss on sale of $605,000 was recorded during the six months ended June 30, 1995. As described in Item 1, Note 6, in October 1995, Registrant sold its Duck Creek Shopping Center property and received net proceeds of approximately $2,126,000. In April 1995, Registrant reached a settlement with the City of Bozeman in the amount of $250,000 in connection with a right of way agreement pertaining to the condemnation of part of the property at the Partnership's University Square Shopping Center property. The condemnation will enable the City of Bozeman and State of Montana to undertake substantial road improvements. The condemnation will not affect any of the structures at the property, nor does MGP believe it will adversely affect the property. An additional parcel of land was acquired in the settlement and will enable the Partnership to develop an out parcel with separate access to the shopping center. Registrant will, however, be required to construct new access roads to the property and to move its shopping center sign at a cost of approximately $100,000. In May 1995, Registrant accepted a release of the assignor's guarantee from a vacating tenant at Registrant's The Oaks Shopping Center property. In July 1995, the vacant space was re-leased for a ten year period, commencing November 1, 1995, at similar terms and conditions as the previous tenant.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties and to provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in 1996), cash distributions from operations remained suspended during 1995 as they were in prior years. On October 17, 1995, Registrant distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of Registrant's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. Cash distributions from operations will continue to be suspended until additional properties


                                    8 of 16

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

are sold. Upon the sale of additional properties, it is anticipated that all or a portion of the sales proceeds will be distributed.

The level of liquidity based upon cash and cash equivalents improved by $1,940,000 at September 30, 1995, as compared to December 31, 1994. Registrant's $2,286,000 of cash provided by operating activities was only partially offset by $178,000 of net cash used by investing activities and $168,000 of cash used in notes payable principal payments (financing activities). Cash provided by operating activities increased due to improved operations. Cash used in financing activities consisted of $1,109,000 of improvements to real estate, which was significantly offset by net proceeds from the sale of Registrant's Greenbriar Plaza Shopping Center property of $931,000. An extensive siding repair program is required at St. Charleston Village and Torrey Pines Village Apartments. The program began in 1994 and is expected to be completed by the end of

1995. To date, Registrant has expended approximately $900,000 of the estimated cost of approximately $1 million. The project is being funded from cash flow from operations, established replacement reserves and working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

On August 7, 1995, seventeen apartment units at Registrant's St. Charleston Village Apartment property were destroyed by fire and an additional eight apartment units were affected. Registrant anticipates receiving sufficient insurance proceeds to rebuild these units and replace their related lost operating receipts. The replacement of the units is anticipated to be completed during the fourth quarter of 1995.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until May 1996, when balloon payments (including deferred interest) of $2,841,000 are due on Registrant's The Oaks Shopping Center property. Registrant will attempt to extend the due date of the loans or find replacement financing. Although management is confident that the loans can be refinanced, if the loans are not refinanced or extended, or the property is not sold, Registrant could lose this property through foreclosure. If the property is lost through foreclosure, Registrant would not recognize a loss for financial reporting purposes.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 2,188 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 40.8% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

                                    9 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Liquidity and Capital Resources (Continued)

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $740,000 for the nine months ended September

30, 1995, as compared to 1994, due to an increase in revenues of $815,000, which was partially offset by an increase in expenses of $75,000.
Operating results improved, despite the $605,000 loss on sale of Registrant's Greenbriar Plaza Shopping Center property.

                                   10 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

With respect to the remaining properties, rental revenues increased by $475,000 primarily due to an increase in rental rates at Registrant's St. Charleston Village Apartments, Sun River Apartments, Duck Creek Shopping Center and University Square Shopping Center properties, which were slightly offset by a decrease in rental rates at Registrant's Broadway Trade Center property. In addition, occupancy increased at Registrant's Broadway Trade Center and University Square Shopping Center properties, which were significantly offset by a decrease in occupancy at Registrant's Wingren Plaza property. Although physical occupancy at Registrant's The Oaks Shopping Center property decreased, Registrant was able to maintain rental revenue for the period due to the amortization of the payment received, pursuant to the release of the assignor's guarantee, from a vacating tenant as rental income until such time that the space is re-leased. In July 1995, the vacant space was re-leased for a ten year period, commencing November 1, 1995, at similar terms and conditions as the previous tenant. Occupancy remained relatively constant at Registrant's other properties. In addition, other income increased by $424,000 primarily due to net proceeds received from a right of way settlement involving Registrant's University Square Shopping Center property and the balance of the proceeds received for the release of the assignor's guarantee from a vacating tenant at Registrant's The Oaks Shopping Center property, which were partially offset by a decrease in interest income due to a decrease in average working capital reserves available for investment.

With respect to the remaining properties, expenses decreased due to decreases in operating expense of $152,000 and interest expense of $153,000, which were slightly offset by an increase in depreciation expense of $15,000. Operating expenses decreased primarily due to decreased repairs and maintenance costs at Registrant's Sun River Apartments and Broadway Trade Center properties. Interest expense declined due to the pay-off of the mortgage encumbering Registrant's Duck Creek Shopping Center in September 1994 and mortgage principal amortization. Depreciation expense increased primarily due to fixed asset additions at Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. In addition, general and administrative expenses decreased by $272,000 due to a reduction in asset management costs, effective July 1, 1994.


Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $220,000 for the three months ended September 30, 1995, as compared to 1994, due to a decrease in expenses of $289,000, which was partially offset by a decrease in revenues of $69,000.

With respect to the remaining properties, rental revenues decreased by $1,000 primarily due to decreased occupancy at Registrant's Wingren Plaza and Gateway Park properties, which were significantly offset by increased occupancy at Registrant's Broadway Trade Center property coupled with increased rental rates at Registrant's remaining properties. Although physical occupancy at Registrant's The Oaks Shopping Center property decreased, Registrant was able to maintain rental revenue for the period due to the previously mentioned receipt of a payment for the release of the assignor's guarantee. In addition, other income decreased by $56,000 due to the receipt of a settlement from a former joint venture partner in the prior comparative period. Interest income declined by $10,000 due to a decrease in average working capital reserves available for investment.

                                   11 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

With respect to the remaining properties, expenses decreased due to decreases in operating expense of $269,000 and interest expense of $45,000. Operating expenses declined primarily due to decreased repairs and maintenance costs at Registrant's Sun River Apartments, Torrey Pines Village Apartments, and Broadway Trade Center properties. Interest expense declined due to the pay-off of the mortgage encumbering Registrant's Duck Creek property. Depreciation expense remained constant as the increase in depreciation due to fixed asset additions, was offset by a portion of Registrant's assets becoming fully depreciated. In addition, general and administrative expenses remained relatively constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                          CENTURY PROPERTIES FUND XIV

                               OCCUPANCY SUMMARY


                                                                               Average
                                                                          Occupancy Rate (%)
                                                                       -----------------------
                            Number of                                Nine Months    Three Months
                            Units or                                    Ended           Ended
                             Square                     Date of      September 30,  September 30,
Name and Location            Footage       Type        Purchase       1995  1994     1995  1994
-----------------            -------     ---------     --------       ----  ----     ----  ----
Torrey Pines Village
  Apartments                   204        Apartment      09/79         96    96       97    95
Las Vegas, Nevada                          Building

St. Charleston Village
  Apartments                   312        Apartment      09/79         96   97        97    96
Las Vegas, Nevada                          Building

University Square Shopping
  Center                     127,000       Shopping      12/79         98   96        99    97
Bozeman, Montana                            Center

Gateway Park                  33,000      Industrial     10/80         90   89        86    93
Dublin, California                           Park

Wingren Plaza                 39,000        Office       06/80         82   88        80    88
Dallas, Texas                              Building

Greenbriar Plaza Shopping
  Center   (1)                66,000       Shopping      12/79          -   89         -    90
Duncanville, Texas                          Center


                                   12 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                          CENTURY PROPERTIES FUND XIV

                               OCCUPANCY SUMMARY

                                                                               Average
                                                                          Occupancy Rate (%)

                                                                       -----------------------
                            Number of                                Nine Months    Three Months
                            Units or                                    Ended           Ended
                             Square                     Date of      September 30,  September 30,
Name and Location            Footage       Type        Purchase       1995  1994     1995  1994
-----------------            -------       ----        --------       ----  ----     ----  ----
The Oaks Shopping             82,000      Shopping       09/80         72    90       57    85
     Center                                Center
Beaumont, Texas

Sun River Apartments            334       Apartment      11/80         98    97       98    98
Tempe, Arizona                             Building

Broadway Trade Center         121,000    Industrial      01/81         99    88      100    94
San Antonio, Texas                          Park

Duck Creek Shopping
  Center  (2)                  58,000     Shopping       01/81        100    99      100   100
Garland, Texas                             Center


(1)   Property sold in September 1995.

(2)   Property sold in October 1995.

                                   13 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
                  1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

          (b)  Report on Form 8-K

               On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   14 of 16

         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


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


                            CENTURY PROPERTIES FUND XIV

                            By: FOX CAPITAL MANAGEMENT CORPORATION,
                                A General Partner


                            /S/ ARTHUR N. QUELER
                            -----------------------------------
                            Secretary/Treasurer and Director
                            (Principal Financial Officer)


                                   15 of 16


         CENTURY PROPERTIES FUND XIV - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX



Exhibit                                                  Page No.
-------                                                  --------
2.   NPI, Inc. Stock Purchase Agreement                      *
     dated August 17, 1995




* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.



                                   16 of 16