Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XIV
filed 1996-03-29
CIK 278128

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ______________

         Commission file number 0-9242

                          CENTURY PROPERTIES FUND XIV
            (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                   94-2535195
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   One Insignia Plaza, P.O. Box 1089
      Greenville, South Carolina                           29602
----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be readily determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

         Prospectus of Registrant dated June 25, 1979, and thereafter supplemented incorporated in Parts I and IV.




                          CENTURY PROPERTIES FUND XIV
                            (A limited partnership)

                                    PART I

Item 1.   Business.

         Century Properties Fund XIV (the "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-63368), was declared effective by the Securities and Exchange Commission on June 25, 1979. The Registrant marketed its securities pursuant to its Prospectus dated June 25, 1979, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933.

         From June 1979 through December 1979, the Registrant offered and sold $64,806,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase nineteen income-producing real properties, or interests therein. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. Two of these properties were originally owned by joint ventures in which the Registrant had interests of
50.1 percent and 50 percent. In 1983, the Registrant acquired the joint venture partner's 49.9 percent interest in one of these properties. In 1988, the Registrant was assigned the joint venture partner's 50 percent interest in the other property upon dissolution of the joint venture. In the period from 1985 through 1993, six apartment buildings, two shopping centers and one office building have been sold or otherwise disposed of. The Registrant sold three of its properties in 1995 and two properties in the first quarter of 1996 (see "Property Matters"). Subsequent to the completion of the acquisition activities in January 1981, the principal activity of the Registrant has been managing its portfolio. See, "Item 2, Properties" for a description of the Registrant's properties.

         The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses such as local real estate taxes are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property still owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

         It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

         At this time it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partners' strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain financing, refinancing or debt modification as required.

Property Matters

         Wingren Plaza - On November 9, 1995 the Registrant sold its Wingren

Plaza property to an unaffiliated third party for $1,000,000. Net proceeds from the sale were approximately $932,000. The Registrant recognized a $239,000 gain on the sale of this property.

         Duck Creek Shopping Center - On September 15, 1994, the Registrant satisfied the loan encumbering Duck Creek Shopping Center in the amount of $1,684,000.

         On October 6, 1995, the Registrant sold its Duck Creek Shopping Center property to an unaffiliated third party for $2,250,000. After closing expenses of $138,000, net proceeds received by the Registrant were approximately $2,112,000. The sale resulted in a loss for financial statement purposes of $36,000.

         Greenbriar Plaza - On September 12, 1995, the Registrant sold its Greenbriar Plaza Shopping Center property to an unaffiliated third party for $1,050,000. After closing expenses of $70,000, net proceeds received by the Registrant were $980,000. For financial statement purposes, the sale resulted in a loss of $556,000.

         University Square - In April 1995, the Registrant received $250,000 as a settlement with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of part of the property at the Registrant's University Square Shopping Center property. The condemnation will enable the City of Bozeman and the State of Montana to undertake substantial road improvements. In connection with the settlement, the Registrant acquired an additional parcel of land. As a result of the condemnation, the Registrant was required to construct new access roads to the property and move its shopping center sign at a cost of approximately $100,000. See "Subsequent Events" for information with respect to the sale of this property.

         St. Charleston Village Apartments - On July 5, 1994, the Registrant paid down $6,000 of the existing mortgage encumbering this property and refinanced the remaining $6,300,000 balance with a new first mortgage loan in such amount. The new loan requires monthly principal and interest payments of approximately $55,000, bears interest at 9.88% per annum, is being amortized over 30 years and matures on July 1, 2001. As required by the lender, the Registrant established a repair reserve in the amount of $85,000 to ensure payment of all expenses incurred in connection with the completion of certain required renovations. In addition, the Registrant was required to establish a replacement reserve in the amount of $52,000 and is required to make monthly payments of $4,000 to this reserve. In connection with this refinancing, the lender required that the property be placed in a single-asset entity. Accordingly, the Registrant transferred ownership of this property to Century St. Charleston, Limited Partnership, a wholly-owned subsidiary of the Registrant. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 4."

         Sun River Apartments - On July 5, 1994, the Registrant paid down $1,914,000 of the existing mortgage encumbering this property and refinanced the remaining $6,368,000 balance with a new first mortgage loan in such amount. The new loan requires monthly principal and interest payments of approximately $55,000, bears interest at 9.88% per annum, is being amortized over 30 years and matures on July 1, 2001. As required by the lender, the Registrant established a repair reserve in the amount of $193,000 to ensure payment of all expenses incurred in connection with the completion of certain required renovations. In addition, the Registrant was required to establish a replacement reserve in the amount of $67,000 and is required to make monthly payments of $6,000 to this reserve. In connection with this refinancing, the lender required that the property be placed in a single-asset entity. Accordingly, the Registrant transferred ownership of this property to Century Sun River, Limited Partnership, a wholly-owned subsidiary of the Registrant. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 4."

         Torrey Pines Village Apartments - On July 5, 1994, the Registrant paid down $189,000 of the existing mortgage encumbering this property and refinanced the remaining $3,750,000 balance with a new first mortgage loan in such amount. The new loan requires monthly principal and interest payments of approximately $33,000, bears interest at 9.88% per annum, is being amortized over 30 years and matures on July 1, 2001. As required by the lender, the Registrant established a repair reserve in the amount of $94,000 to ensure payment of all expenses incurred in connection with the completion of certain required renovations. In addition, the Registrant was required to establish a replacement reserve in the amount of $34,000 and is required to make monthly payments of $3,000 to this reserve. In connection with this refinancing, the lender required that the property be placed in a single-asset entity. Accordingly, the Registrant transferred ownership of this property to Century Torrey Pines, Limited Partnership, a wholly-owned subsidiary of the Registrant. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 4."

Subsequent Events

         University Square Shopping Center - The Registrant sold its University Square Shopping Center property on February 12, 1996 for $4,850,000. Net proceeds to the Registrant after satisfaction of closing costs and closing adjustments were approximately $4,775,000. The sale resulted in a gain of approximately $1,500,000 for financial statement purposes.

         Broadway Trade Center - On March 7, 1996, the Registrant sold its Broadway Trade Center property for $3,825,000. Net proceeds to the Registrant after satisfaction of closing costs and closing adjustments were approximately $1,900,000. The sale resulted in a gain of approximately $1,250,000 for financial statement purposes.

Employees

         Services are performed for the Registrant at its apartment complexes by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's apartment complexes. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management. With respect to the Registrant's commercial properties, management is performed by unaffiliated third party management companies pursuant to management agreements with such third parties.


Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December
16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."


The Tender Offer

         On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

         On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Riverside with the Securities and Exchange Commission, Riverside acquired 26,615.0543 limited partnership units or approximately 41% of the total limited partnership units of the Registrant for an aggregate purchase price of $6,204,700. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

         The Registrant is affected by and subject to the general competitive conditions of the residential, office and commercial real estate rental industries. Many of the Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by unfavorable economic conditions in these markets. In addition, each of the Registrant's properties competes in an area which normally contains numerous other real properties which may be considered competitive.


Item 2.   Properties.

         A description of the properties in which the Registrant has an ownership interest is as follows. The Registrant owns all of its remaining properties in fee:

                                 Date of
Name and Location                Purchase       Type           Size
-----------------                --------     ---------      ---------
Torrey Pines Village Apartments   09/79       Apartment      204 units
  1200 S. Torrey Pines                        Building
  Las Vegas, Nevada

St. Charleston Village            09/79       Apartment      312 units
 Apartments                                   Building
  6501 W. Charleston Boulevard
  Las Vegas, Nevada

Sun River Apartments              11/80       Apartment      334 units
  505 W. Baseline Road                        Building
  Tempe, Arizona

University Square Shopping(1)     12/79       Shopping       127,000
 Center                                       Center         sq. ft.
  23rd Avenue and Babcock Street
  Bozeman, Montana

The Oaks Shopping Center          09/80       Shopping       82,000
  SWC Phelan Boulevard and                    Center         sq. ft.
  Dowlen Road
  Beaumont, Texas



                                 Date of
Name and Location                Purchase        Type         Size
-----------------                --------     ----------     ------
Gateway Park                     10/80        Industrial     33,000
  6401 Golden Gate Park                       Park           sq. ft.
  Dublin, California

Broadway Trade Center (2)        01/81        Industrial     121,000
  SWC Broadway and Boardwalk                  Park           sq. ft.
  San Antonio, Texas

--------------------
(1) Property was sold in February 1996.
(2) Property was sold in March 1996

         See, "Item 8 Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

         The following chart sets forth the average occupancy at the

Registrant's remaining properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                               OCCUPANCY SUMMARY

                                                   Average
                                             Occupancy Rate (%)
                                             for the Year Ended
                                                 December 31,
                                      ---------------------------------
                                      1995    1994   1993  1992    1991
                                      ----    ----   ----  ----    ----
Torrey Pines Village Apartments        96      95     92    92      93
St. Charleston Village Apartments      96      97     92    91      93
Gateway Park                           89      90     86    87      94
The Oaks Shopping Center               74      89     96    93      88
Sun River Apartments                   99      97     94    92      92




                            SIGNIFICANT TENANTS (1)
                               December 31, 1995

                                                              Annualized
                           Square   Nature of     Expiration  Base Rent    Renewal
                           Footage  Business      of Lease    Per Year(2)  Options(3)
                           -------  ------------- ----------  -----------  ----------
The Oaks Shopping Center
         World's Gym       25,560   Grocery Store    2005     $92,549      2-5 Yr
         Walgreens         11,500   Drug Store       2014     $51,750       -

Gateway Park
         Gallucci
          Enterprises      3,680    Auto Repair      1997     $37,424       -
         Lewis Navarro     3,960    Auto Repair      1997     $27,576       -
         Smithkline        7,845    Medical Lab      1996     $85,623       -
                                       Office

 ------------------
(1) Tenant occupying 10% or more of total rentable square footage of property.

(2) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.

(3) The first amount represents the number of renewal options. The second amount represents the length of each option.



Item 3.   Legal Proceedings.

         Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

         Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

         Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

         James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

         In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.


         On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.


Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.


                                    PART II

Item 5.   Market for the Registrant's Equity and Related Security
          Holder Matters.

         The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Cash distributions to unit holders through March 1, 1996, have ranged from $335 to $358 for each $1,000 of original investment. No market for Limited Partnership Units exists, nor is any expected to develop.

         As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 3,707.

         The Registrant made no cash distributions during the year ended December 31, 1994. On October 17, 1995, the Registrant distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Registrant's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Registrant distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Registrant's Wingren Plaza property.


Item 6.   Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the Consolidated Financial Statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                         For the Year Ended December 31,
                               ------------------------------------------------
                                 1995       1994      1993      1992     1991
                               --------  ---------  --------  --------  -------
                                  (Amounts in thousands except per unit data)

TOTAL REVENUES                 $  9,241  $   8,219  $ 11,530  $  9,060  $11,071
                               ========  =========  ========  ========  =======
NET INCOME (LOSS)              $    206  $    (969) $  2,054  $ (4,520) $(2,662)
                               ========  =========  ========  ========  =======
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT(1)           $   2.22  $  (14.66) $  29.04  $ (68.36) $(45.84)
                               ========  =========  ========  ========  =======
TOTAL ASSETS                   $ 26,485  $  29,675  $ 34,661  $ 40,483  $45,473
                               ========  =========  ========  ========  =======
LONG-TERM OBLIGATIONS:
    Notes Payable              $ 21,254  $  21,480  $ 25,516  $ 32,800  $33,227
                               ========  =========  ========  ========  =======

CASH DISTRIBUTIONS PER
 LIMITED PARTNERSHIP UNIT      $   46.31         -         -         -        -
                               ========= =========  ========  ========  =======


(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year after giving effect to net income (loss) allocated to the general partners.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         As of March 8, 1996, the Registrant's real estate properties consist of two commercial properties located in California and in Texas and three residential apartment complexes located in Nevada and Arizona. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and with remaining lease terms of up to nineteen years for commercial properties. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 8, 1996, fourteen of the nineteen properties originally purchased by the Registrant were sold or otherwise disposed. The Registrant is currently marketing selected properties for sale.

         The Registrant's St. Charleston Village, Torrey Pines Village and The

Oaks properties experienced negative cash flow for the year ended December 31, 1995, due to significant capital improvements. The remaining properties generated positive cash flow for the year ended December 31, 1995. As described in "Item 8 - Consolidated Financial Statements and Supplemental Data, Note 6", the Registrant sold Wingren Plaza, Duck Creek Shopping Center and Greenbriar Shopping Center during 1995. The aggregate sales price for these properties was $4,300,000. After aggregate closing costs of $276,000, net proceeds received by the Registrant were $4,024,000. In April 1995, the Registrant reached a settlement with the City of Bozeman in the amount of $250,000 in connection with a right of way agreement pertaining to the condemnation of part of the property at the Registrant's University Square Shopping Center property. The condemnation will enable the City of Bozeman and the State of Montana to undertake substantial road improvements. An additional parcel of land was acquired in the settlement which will enable development of an out parcel with separate access to the shopping center. The Registrant was required to construct new access roads to the property and to move its shopping center sign at a cost of approximately $100,000. In May 1995, the Registrant accepted $330,000 as a release of the assignor's guarantee from a vacating tenant at the Registrant's The Oaks Shopping Center property. In July 1995, the vacant space was re-leased for a ten year period, commencing November 1, 1995, at similar terms and conditions as the previous tenant.

         On February 12, 1996, the Registrant sold its University Square Shopping Center property to an unaffiliated third party for $4,850,000. After closing expenses of approximately $75,000, the Registrant received net proceeds of approximately $4,775,000. For financial statement purposes, the Registrant will recognize a gain on sale of property of approximately $1,500,000 during the first quarter of 1996.

         On March 7, 1996, the Registrant sold its Broadway Trade Center property to an unaffiliated third party for $3,825,000. After repayment of the first, second and third mortgages totaling approximately $1,640,000 and closing expenses of $285,000, the Registrant received net proceeds of approximately $1,900,000. For financial statement purposes, the Registrant will recognize a gain on sale of property of approximately $1,250,000 during the first quarter of 1996.

         The Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. For the long term, cash from operations and sales proceeds will remain the Registrant's primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties and to provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in 1996), cash distributions from operations remained suspended during 1995 as they were in prior years. On October 17, 1995, however, the Registrant distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Registrant's Greenbriar Plaza and Duck Creek shopping center properties. On January 11, 1996, the Registrant distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners primarily from the proceeds received from the sale of the Registrant's Wingren Plaza property. The Registrant will distribute substantially all the proceeds from the sale of University Square Shopping Center and Broadway Trade Center.


         The level of liquidity based upon cash and cash equivalents improved by $1,862,000 at December 31, 1995, as compared to 1994. The Registrant's $2,907,000 of cash provided by investing activities and $2,276,000 of cash provided by operating activities was partially offset by $3,321,000 of cash used in financing activities. Cash provided by investing activities resulted from net proceeds received from the sale of the Registrant's Greenbriar Plaza, Duck Creek and Wingren Plaza shopping center properties, which was partially offset by $1,117,000 of improvements to real estate, primarily at the Registrant's St. Charleston Village and Torrey Pines Village apartment properties. The capital improvement program began in 1994 and was completed during the fourth quarter of 1995. The project was funded by cash flow from operations and established replacement reserves and working capital reserves. Cash used in financing activities consisted of $3,062,000 of cash distributions to partners from the proceeds received from the sale of Greenbriar Plaza and Duck Creek shopping center properties and $259,000 in notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until May 1996, when balloon payments (including deferred interest) of $2,841,000 are due on the Registrant's The Oaks Shopping Center property. The Registrant will attempt to extend the due date of the loans or find replacement financing. Although the Managing General Partner is confident that the loans can be refinanced, if the loans are not refinanced or extended, or the property is not sold, the Registrant could lose this property through foreclosure. If the property is lost through foreclosure, the Registrant would not recognize a loss for financial reporting purposes.

         As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995, for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 2,188 units of the Registrant which, when added to the units acquired during the First Tender Offer, represented approximately 41% of the total number of outstanding units of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

         At this time it appears that the original investment objective of capital growth from the inception of the Registration will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain financing, refinancing or debt modification as required.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

         Operating results improved by $1,175,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $1,022,000 and a decrease in expenses of $153,000. Operating results improved primarily due to improved operations at the Registrant's properties, which was offset by the aggregate net loss on the sale of the Registrant's Greenbriar Plaza Shopping Center, Duck Creek Shopping Center and Wingren Plaza properties.

         With respect to the remaining properties, rental revenues increased by $568,000 primarily due to an increase in rental rates at the Registrant's St. Charleston Village Apartments, Torrey Pines Village Apartments, Broadway Trade Center and University Square Shopping Center properties which were slightly offset by a decrease in rental rates at the the Registrant's Gateway Park property. Although physical occupancy at the Registrant's The Oaks Shopping Center property decreased, the Registrant was able to maintain rental revenue for the period due to the amortization of the payment received, pursuant to the release of the assignor's guarantee, from a vacating tenant as rental income until such time that the space was re-leased. In July 1995, the vacant space was re-leased for a ten year period, commencing November 1, 1995, at similar terms and conditions as the previous tenant. Occupancy remained relatively constant at the Registrant's other properties. In addition, interest and other income increased by $422,000 due to net proceeds received from a right of way settlement involving the Registrant's University Square Shopping Center property and the balance of the proceeds received for the release of the assignor's guarantee from a vacating tenant at the Registrant's The Oaks Shopping Center property, which was partially offset by a decrease of $45,000 in interest income due to a decrease in average working capital reserves available for investment.

         With respect to the remaining properties, expenses decreased due to decreases in operating expense of $242,000 and interest expense of $126,000, which were slightly offset by an increase in depreciation expense of $25,000. Operating expenses decreased primarily due to decreased repairs and maintenance costs at the Registrant's St. Charleston and Sun River Apartments properties. Interest expense declined due to the write-off of deferred refinancing costs in the prior year in connection with the refinancing of the mortgages encumbering the Registrant's St. Charleston Village, Sun River and Torrey Pines Village Apartments properties and mortgage principal amortization. Depreciation expense increased primarily due to the effect of fixed asset additions at the Registrant's St. Charleston Village Apartments and Torrey Pines Village Apartments properties. In addition, general and administrative expenses decreased by $154,000 due to a reduction in asset management costs, effective July 1, 1994.

1994 Compared to 1993

         Operating results declined by $3,023,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of the Registrant's Cedarwood Apartments, Market Place and Village Square Shopping Center properties during 1993. With respect to the remaining properties, operating results declined by $376,000 for the year ended December 31, 1994, as compared to 1993.

         With respect to the remaining properties, revenues increased due to an increase in rental revenue of $483,000 primarily due to increases in occupancy and rental rates at the Registrant's St. Charleston Village, Sun River and Torrey Pines Village Apartments residential complexes and an increase in occupancy at Broadway Trade Center, which were partially offset by a decline in occupancy at The Oaks Shopping Center. Rental revenue remained relatively constant at all of the Registrant's other properties. In addition, interest and other income decreased by $16,000 due to a decline in average working capital reserves available for investment.

         With respect to the remaining properties, expenses increased due to increases in operating expenses of $987,000 and depreciation expense of $98,000, which were partially offset by a decrease in interest expense of $31,000. Operating expenses increased due to significant repair and maintenance expenses incurred in connection with the refinancing of mortgages encumbering St. Charleston Village, Sun River and Torrey Pines Village Apartments. Depreciation expense increased due to the effect of fixed asset additions. Interest expense declined primarily due to mortgage principal amortization, the paydown of the Sun River Apartments mortgage and the pay-off of the Duck Creek Shopping Center mortgage, which were partially offset by interest rate increases on the mortgages encumbering the Registrant's St. Charleston Village, Torrey Pines Village and Sun River Apartments properties. In addition, general and administrative expenses decreased by $211,000 primarily due to the reduction in asset management costs, effective July 1, 1994.




Item 8.   Consolidated Financial Statements and Supplementary Data.


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                                                            Page
                                                                                                                           -----
Independent Auditors' Reports............................................................................................  F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................................................................  F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993.................................................................................  F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 7
     Notes to Consolidated Financial Statements..........................................................................  F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995.................................  F - 21

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.


To the Partners
Century Properties Fund XIV
Greenville, South Carolina

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Century Properties Fund XIV (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIV and its subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                Imowitz Koenig & Co., LLP
                                                Certified Public Accountants

New York, N.Y.
February 12, 1996, except for Notes 10 and 11, which are dated March 7, 1996

INDEPENDENT AUDITORS' REPORT


Century Properties Fund XIV:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Properties Fund XIV (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994




                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                               -----------------------------
                                                                   1995             1994
                                                               -------------   -------------
ASSETS

Cash and cash equivalents                                       $  2,576,000   $     714,000
Other assets                                                         905,000       1,136,000

Real Estate:

  Real estate                                                     43,879,000      53,142,000
  Accumulated depreciation                                       (19,115,000)    (21,751,000)
  Allowance for impairment of value                               (2,304,000)     (4,205,000)
                                                               -------------   -------------
Real estate, net                                                  22,460,000      27,186,000

Deferred costs, net                                                  544,000         639,000
                                                               -------------   -------------
    Total assets                                               $  26,485,000   $  29,675,000
                                                               =============   =============
LIABILITIES AND PARTNERS' EQUITY

Notes payable                                                  $  21,254,000   $  21,480,000
Deferred interest, accrued expenses and other liabilities          1,178,000       1,286,000
                                                               -------------   -------------
    Total liabilities                                             22,432,000      22,766,000
                                                               -------------   -------------
Contingencies

Partners' Equity:

  General partners                                                    26,000          25,000
  Limited partners (64,806 units outstanding at
   December 31, 1995 and 1994)                                     4,027,000       6,884,000
                                                               -------------   -------------
    Total partners' equity                                         4,053,000       6,909,000
                                                               -------------   -------------
    Total liabilities and partners' equity                     $  26,485,000   $  29,675,000
                                                               =============   =============

See notes to consolidated financial statements.



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             1995             1994             1993
                                                         ------------     ------------     -------------
Revenues:
    Rental                                               $  8,434,000     $  8,073,000     $  8,643,000
    Interest and other income                                 568,000          146,000          162,000
    Gain on sale of properties                                239,000                -        2,725,000
                                                         ------------     ------------     ------------
    Total revenues                                          9,241,000        8,219,000       11,530,000
                                                         ------------     ------------     ------------
Expenses (including $637,000 and $373,000 paid to
 the general partners and affiliates in 1995 and 1994):
    Operating                                               4,359,000        4,651,000        4,162,000
    Interest                                                2,230,000        2,504,000        2,973,000
    Depreciation                                            1,546,000        1,571,000        1,625,000
    General and administrative                                308,000          462,000          673,000
    Loss on sale of properties                                592,000              -             43,000
                                                         ------------     ------------     ------------
    Total expenses                                          9,035,000        9,188,000        9,476,000
                                                         ------------     ------------     ------------
Net income (loss)                                        $    206,000     $   (969,000)    $  2,054,000
                                                         ============     ============     ============
Net income (loss) per limited partnership unit           $       2.22     $     (14.66)    $      29.04
                                                         ============     ============     ============
Distributions per limited partnership unit               $      46.31     $          -     $          -
                                                         ============     ============     ============



See notes to consolidated financial statements.



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                   General
                                  partners'       Limited         Total
                                  (deficit)       partners'      partners'
                                    equity         equity         equity
                                  -----------    -----------   -----------
Balance - January 1, 1993         $  (128,000)   $ 5,952,000   $ 5,824,000

    Net income                        172,000      1,882,000     2,054,000
                                  -----------    -----------   -----------

Balance - December 31, 1993            44,000      7,834,000     7,878,000

    Net loss                          (19,000)      (950,000)     (969,000)
                                  -----------    -----------   -----------

Balance - December 31, 1994            25,000      6,884,000     6,909,000

    Net income                         62,000        144,000       206,000

    Cash distributions                (61,000)    (3,001,000)   (3,062,000)
                                  -----------    -----------   -----------
Balance - December 31, 1995       $    26,000    $ 4,027,000   $ 4,053,000
                                  ===========    ===========   ===========



                See notes to consolidated financial statements.



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1995            1994              1993
                                                                     -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $   206,000    $    (969,000)     $  2,054,000
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                      1,744,000        1,871,000         1,850,000
    Gain on sale of properties                                          (239,000)               -        (2,725,000)
    Loss on sale of properties                                           592,000                -            43,000
    Provision for doubtful receivables                                    10,000                -           107,000
    Deferred costs paid                                                 (150,000)        (547,000)         (177,000)
    Changes in operating assets and liabilities:
      Other assets                                                       221,000         (564,000)            6,000
      Deferred interest, accrued expenses and other liabilities         (108,000)          19,000           (63,000)
                                                                     -----------      -----------       -----------

Net cash provided by (used in) operating activities                    2,276,000         (190,000)        1,095,000
                                                                     -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of properties                                   4,024,000                -         6,419,000
Additions to real estate                                              (1,117,000)        (795,000)         (411,000)
Proceeds from note receivable                                                  -           50,000                 -
                                                                     -----------      -----------       -----------
Net cash provided by (used in) investing activities                    2,907,000         (745,000)        6,008,000
                                                                     -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                              (3,062,000)               -                 -
Satisfaction of notes payable                                                  -      (20,211,000)       (3,330,000)
Notes payable proceeds                                                         -       16,418,000                 -
Notes payable principal payments                                        (259,000)        (275,000)         (408,000)
                                                                     -----------      -----------       -----------
Net cash (used in) financing activities                               (3,321,000)      (4,068,000)       (3,738,000)
                                                                     -----------      -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents                       1,862,000       (5,003,000)        3,365,000

Cash and Cash Equivalents at Beginning of Year                           714,000        5,717,000         2,352,000
                                                                     -----------      -----------       -----------
Cash and Cash Equivalents at End of Year                             $ 2,576,000      $   714,000       $ 5,717,000
                                                                     ===========      ===========       ===========
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                             $ 2,073,000      $ 2,200,000       $ 2,790,000
                                                                     ===========      ===========       ===========
Supplemental Disclosure of Non-cash Investing
  and Financing Activities:

    Disposition of rental properties in 1995 and 1993, See Note 6.



See notes to consolidated financial statements.





                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Century Properties Fund XIV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership currently owns two commercial properties located in Texas and California and three residential apartment complexes located in Nevada and Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC.

         On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

         In October 1994 DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 41% of total limited partnership units of the Partnership (see Note 10).

         On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see

         Note 10).

         Consolidation

         The consolidated financial statements include the statements of the Partnership and its wholly-owned subsidiaries formed in 1994 (see Note
         4). All significant intercompany transactions and balances have been eliminated.


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Distributions

         On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties (see Note 6). On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property.

         Fair Value of Financial Instruments

         In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         Concentration of Credit Risk


         The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $2,200,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Real Estate

         Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

         Depreciation

         Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and six to seven years for furnishings.

         Deferred Costs

         Deferred costs represent deferred financing costs and deferred leasing commissions. Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. Such amortization is charged to operating expenses. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $245,000 and $336,000, respectively.

         Net Income (Loss) Per Limited Partnership Unit

         The net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by 64,806 units outstanding.

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         In accordance with the Partnership Agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

         On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (see Notes 1 and 10). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                               1995        1994       1993
                                             ---------   ---------   -------

         Property management fees            $ 262,000   $ 204,000   $     -
         Real estate tax reduction fees          5,000       4,000         -
         Reimbursement of expenses:
             Partnership accounting and
                 investor services             186,000     153,000         -
             Professional services                   -      12,000         -
                                             ---------   ---------   -------
         Total                               $ 453,000   $ 373,000   $     -
                                             =========   =========   =======

         Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $184,000 of insurance premiums which were paid to an affiliate of NPI Inc., under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

         In accordance with the partnership agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income (loss) and taxable income (loss). Gains from dispositions of Partnership properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder.


         On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's Wingren Plaza property (see
         Note 6). On October 17, 1995, the general partners received a distribution of $61,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. There were no cash distributions to the general partners for the years ended December 31, 1994 and 1993.


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


3.         REAL ESTATE

         Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                                        Residential          Commercial
                                                                        Properties           Properties          Total
                                                                        -----------          ----------          -----
              1995:

              Land                                                     $  2,288,000         $  3,436,000       $  5,724,000
              Buildings and improvements                                 20,258,000           14,589,000         34,847,000
              Furnishings                                                 3,180,000              128,000          3,308,000
                                                                       ------------         ------------       ------------

              Total                                                      25,726,000           18,153,000         43,879,000
              Accumulated depreciation                                  (12,334,000)          (6,781,000)       (19,115,000)
              Allowance for impairment of value                                   -           (2,304,000)        (2,304,000)
                                                                       ------------         ------------       ------------

              Real estate, net                                         $ 13,392,000         $  9,068,000       $ 22,460,000
                                                                       ============         ============       ============


              1994:

              Land                                                     $  2,288,000         $  4,893,000       $  7,181,000
              Buildings and improvements                                 19,403,000           23,201,000         42,604,000
              Furnishings                                                 3,130,000              227,000          3,357,000
                                                                       ------------         ------------       ------------

              Total                                                      24,821,000           28,321,000         53,142,000
              Accumulated depreciation                                  (11,505,000)         (10,246,000)       (21,751,000)
              Allowance for impairment of value                                   -           (4,205,000)        (4,205,000)
                                                                       ------------         ------------       ------------

              Real estate, net                                         $ 13,316,000         $ 13,870,000       $ 27,186,000
                                                                       ============         ============       ============

         Subsequent to the balance sheet date, the Partnership sold its University Square Shopping Center and Broadway Trade Center properties (see Note 10).


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.         NOTES PAYABLE

         Individual rental properties are pledged as collateral for the related notes payable. The notes are payable monthly and mature between 1996 and 2008. Interest rates on the notes ranged from 9.25 percent to 10.50 percent during the year ended December 31, 1995. Certain notes relating to Broadway Trade Center had been discounted to yield interest at an annual rate of 15 percent. Amortization of the discounted amounts totaled $33,000,$32,000 and $40,000 for 1995, 1994 and 1993, respectively. Principal payments at December 31, 1995 are required as follows:

                        1996         $ 3,617,000
                        1997             175,000
                        1998             191,000
                        1999             211,000
                        2000             230,000
                        Thereafter    16,830,000
                                     -----------

                        Total        $21,254,000
                                     ===========

         For Broadway Trade Center, which was sold in the first quarter of 1996, the principal payments are reflected in 1996 regardless of their original due date.

         On July 5, 1994, the Partnership paid down $6,000 of the existing mortgage encumbering the St. Charleston Village Apartments property and replaced the remaining $6,300,000 balance with a new first mortgage. The loan requires monthly payments of $55,000 at 9.88% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $5,967,000. As specified in the loan agreement, the Partnership was required to establish with the lender an escrow account for taxes and insurance and a replacement reserve account for future capital improvements. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs and fees of $169,000 in connection with this refinancing. As part of the agreement, the Partnership was required to transfer the assets and liabilities of St. Charleston Village Apartments to a newly formed, wholly-owned subsidiary, Century St. Charleston Limited Partnership.

         On July 5, 1994, the Partnership paid down $1,914,000 of the existing mortgage encumbering the Sun River Apartments property and replaced the remaining $6,368,000 balance with a new first mortgage. The loan requires monthly payments of $55,000 at 9.88% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $6,032,000. As specified in the loan agreement, the Partnership was required to establish with the lender an escrow account for taxes and insurance and a replacement reserve account for future capital improvements. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The partnership incurred closing costs and fees of $161,000 in connection with this refinancing. As part of the agreement, the Partnership was required to transfer the assets and liabilities of Sun River Apartments to a newly formed, wholly-owned subsidiary, Century Sun River Limited Partnership.


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.         NOTES PAYABLE (Continued)

         On July 5, 1994, the Partnership paid down $189,000 of the existing mortgage encumbering the Torrey Pines Village Apartments property and replaced the remaining $3,750,000 balance with a new first mortgage. The loan requires monthly payments of $33,000 at 9.88% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $3,545,000. As specified in the loan agreement, the Partnership was required to establish with the lender an escrow account for taxes and insurance and a replacement reserve account for future capital improvements. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs and fees of $111,000 in connection with this refinancing. As part of the agreement, the Partnership was required to transfer the assets and liabilities of Torrey Pines Village Apartments to a newly formed, wholly-owned subsidiary, Century Torrey Pines Limited Partnership.

         On September 15, 1994, the Partnership satisfied the $1,684,000 outstanding mortgage encumbering the Duck Creek Shopping Center.

         In September 1993, the Partnership paid off the $200,000 second note on The Oaks Shopping Center upon its maturity.

         Amortization of deferred financing costs totaled $68,000, $164,000 and $87,000 for 1995, 1994 and 1993, respectively.

         5.MINIMUM FUTURE RENTAL REVENUES

         Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows:

                    1996                                       $      540,000
                    1997                                              366,000
                    1998                                              241,000
                    1999                                              163,000
                    2000                                              164,000
                 Thereafter                                         1,162,000
                                                                -------------

                    Total                                       $   2,636,000
                                                                =============

         Subsequent to the balance sheet date, the Partnership sold its University Square Shopping Center and Broadway Trade Center (see Note
         10). The minimum future rental revenues from University Square Shopping Center and Broadway Trade Center have been excluded.


         Rental revenues include contingent rent of $38,000, $6,000 and $40,000 in 1995, 1994 and 1993, respectively.

          Amortization of deferred leasing commissions totaled $97,000, $104,000 and $97,000 for 1995, 1994 and 1993, respectively.


                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.         DISPOSITION OF RENTAL PROPERTIES

         On November 9, 1995, the Partnership sold its Wingren Plaza property, located in Dallas, Texas for $1,000,000. After closing expenses of $68,000, the net proceeds received by the Partnership were $932,000. The carrying value of the property at the time of sale was $693,000. For financial statement purposes, the sale resulted in a gain of $239,000. The Partnership had previously recorded a $1,901,000 provision for impairment of value in 1991 (see Note 8).

         On October 6, 1995, the Partnership sold its Duck Creek Shopping Center property, located in Garland, Texas for $2,250,000. After closing expenses of $138,000, the net proceeds received by the Partnership were $2,112,000. The carrying value of the property at the time of sale was $2,148,000. For financial statement purposes, the sale resulted in a loss of $36,000.

         On September 12, 1995, the Partnership sold its Greenbriar Plaza Shopping Center property, located in Duncanville, Texas for $1,050,000. After closing expenses of $70,000, the net proceeds received by the Partnership were $980,000. The carrying value of the property at the time of sale was $1,536,000. For financial statement purposes, the sale resulted in a loss of $556,000.

         In December 1993, The Village Square Shopping Center was disposed of through foreclosure for $2,645,000 to the holder of the first deed of trust on the property. The disposition value is comprised of the first, second and third note balances totaling $2,316,000, and net liabilities released upon disposition of $329,000. Total disposition costs were $6,000. At the date of disposition of The Village Square Shopping Center, the carrying amount of land and improvements and unamortized leasing commissions, after the $352,000 provision for impairment of value recognized in 1992, was $2,642,000. The loss on disposition was $3,000.

         In December 1993, The Market Place Shopping Center was disposed of through foreclosure for $1,615,000 to the holder of the first deed of trust on the property. The disposition value is comprised of the first, second and third note balances totaling $1,506,000, and net liabilities released upon foreclosure of $109,000. Total disposition costs were $6,000. At the date of disposition on The Market Place Shopping Center, the carrying amount of land and improvements and unamortized leasing commissions and financing costs, after the $534,000 provision for impairment of value recognized in 1992, was $1,649,000. The loss on disposition was $40,000.


         In May 1993, the Partnership sold Cedarwood Apartments, located in Lakewood, Colorado for $6,600,000. After payment of the existing first and second loan balances of approximately $2,547,000 and $583,000, respectively, and expenses of the sale of $169,000, the net cash proceeds to the Partnership was $3,301,000. The carrying value of the property at the time of sale was $3,706,000. The gain on sale was $2,725,000.



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


7.         NOTE RECEIVABLE FROM PROPERTY SALE

         The Partnership has a purchase money note receivable in the amount of $1,500,000 due in 1997. This note is not reported in the accompanying financial statements due to uncertainty regarding collectability.

8.         ALLOWANCE FOR IMPAIRMENT OF VALUE

         At December 31, 1994, the Partnership's allowance for impairment of value was $4,205,000 consisting of $883,000 on the Oaks Shopping Center, $1,421,000 on Broadway Trade Center (see Note 10) and $1,901,000 on Wingren Plaza. The allowance for impairment of value is $2,304,000 at December 31, 1995 since the Partnership sold its Wingren Plaza property on November 9, 1995 (see Note 6). Due to the current real estate market it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.         RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                                                1995                 1994                 1993
                                                                            -----------           -----------          -----------
           Net income (loss) - financial statements                         $   206,000           $  (969,000)         $ 2,054,000
           Differences resulted from:
              Notes payable discount amortization                                33,000                32,000               40,000
              Interest income on notes receivable                                97,000                89,000               83,000
              Depreciation                                                     (510,000)             (604,000)            (934,000)
              Unearned revenue                                                   (1,000)                4,000               (3,000)
              Property dispositions - net                                       442,000                     -            1,162,000
              Other income - foreclosures                                             -                     -              302,000
              Other                                                              75,000                57,000               (1,000)
                                                                            -----------           -----------          -----------
           Net income (loss) - income tax method                            $   342,000           $(1,391,000)         $ 2,703,000
                                                                            ===========           ===========          ===========

           Taxable income (loss) per limited partnership
             unit after giving effect to the allocation
              to the general partners                                       $         5           $       (21)         $        40
                                                                            ===========           ===========          ===========

           Partners equity - financial statements                           $ 4,053,000           $ 6,909,000          $ 7,878,000
           Differences resulted from:
              Provision for impairment of value                               2,304,000             4,205,000            4,205,000
              Deferred gain on property sales                                   706,000               706,000              706,000
              Sales commissions and organization costs                        6,749,000             6,749,000            6,749,000
              Notes payable discount amortization                               790,000               757,000              725,000
              Interest income on notes receivable                               625,000               528,000              439,000
              Construction interest and financing costs                        (770,000)             (855,000)            (904,000)
              Reduction of rental properties due to
                lease payments                                                1,239,000             1,472,000            1,472,000
              Depreciation                                                  (11,228,000)          (13,294,000)         (12,690,000)
              Unearned revenue                                                    4,000                 5,000                1,000
              Other                                                              13,000                23,000               15,000
                                                                            -----------           -----------          -----------

           Partners' equity - income tax method                             $ 4,485,000           $ 7,205,000          $ 8,596,000
                                                                            ===========           ===========          ===========



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10.        SUBSEQUENT EVENTS

         On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.

         On February 12, 1996, the Partnership sold its University Square Shopping Center Property, located in Bozeman, Montana for $4,850,000. After closing expenses of approximately $75,000, the net proceeds received by the Partnership were approximately $4,775,000. The Partnership will recognize a gain of approximately $1,500,000 during the first quarter of 1996.

         On March 7, 1996, the Partnership sold its Broadway Trade Center Property, located in San Antonio, Texas for $3,825,000. After repayment of the first, second and third mortgages totaling approximately $1,640,000 (including unamortized discount) and closing expenses of $215,000, the net proceeds received by the Partnership were approximately $1,970,000. The Partnership will recognize a gain of approximately $1,250,000 during the first quarter of 1996.

11.        PROFORMA FINANCIAL INFORMATION

         The following pro forma consolidated balance sheet as of December 31, 1995, and the pro forma consolidated statement of operations for the year then ended give effect to the sales of the Partnership's University Square Shopping Center and Broadway Trade Center properties. The adjustments related to the pro forma consolidated balance sheet assume the transactions were consummated at December 31, 1995, while the adjustments to the pro forma consolidated income statement assume the transactions were consummated at the beginning of the year presented. The sales occurred on February 12, 1996 and March 7, 1996, respectively.

         The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of University Square Shopping Center and Broadway Trade Center and to reflect consideration received for the properties.

         These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sales had been in effect as of and for the period presented or what may be achieved in the future.

                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


 11.    PRO FORMA FINANCIAL INFORMATION (CONTINUED)

                     PRO FORMA CONSOLIDATED BALANCE SHEET
                               December 31, 1995

                                                                                     Pro Forma
                                                                     Historical     Adjustments       Pro Forma
                                                                   -------------   -------------    -------------
ASSETS

Cash and cash equivalents                                          $   2,576,000   $           -    $   2,576,000
Receivables and other assets                                             905,000       6,745,000        7,650,000

Real Estate:

  Real estate                                                         43,879,000     (10,861,000)      33,018,000
  Accumulated depreciation                                           (19,115,000)      4,233,000      (14,882,000)
  Allowance for impairment of value                                   (2,304,000)      1,421,000         (883,000)
                                                                   -------------   -------------    -------------
Real estate, net                                                      22,460,000      (5,207,000)      17,253,000

Deferred costs, net                                                      544,000         (93,000)         451,000
                                                                   -------------   -------------    -------------
    Total assets                                                   $  26,485,000   $   1,445,000    $  27,930,000
                                                                   =============   =============    =============
LIABILITIES AND PARTNERS' EQUITY

Notes payable                                                      $  21,254,000   $  (1,283,000)   $  19,971,000
Deferred interest, accrued expenses and other liabilities              1,178,000        (112,000)       1,066,000
                                                                   -------------   -------------    -------------
    Total liabilities                                                 22,432,000      (1,395,000)      21,037,000
                                                                   -------------   -------------    -------------

Partners' Equity:

  General partners                                                        26,000          57,000           83,000
  Limited partners                                                     4,027,000       2,783,000        6,810,000
                                                                   -------------   -------------    -------------
    Total partners' equity                                             4,053,000       2,840,000        6,893,000
                                                                   -------------   -------------    -------------
    Total liabilities and partners' equity                         $  26,485,000   $   1,445,000    $  27,930,000
                                                                   =============   =============    =============

                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

11.   PRO FORMA FINANCIAL INFORMATION (CONTINUED)


                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For the year ended December 31, 1995

                                                                                      Pro Forma
                                                                     Historical      Adjustments         Pro Forma
                                                                    ------------    -------------      -------------
Revenues:
    Rental                                                          $  8,434,000    $  (1,543,000)      $  6,891,000
    Interest and other income                                            568,000         (150,000)           418,000
    Gain on sale of properties                                           239,000                -            239,000
                                                                    ------------    -------------      -------------
    Total revenues                                                     9,241,000       (1,693,000)         7,548,000
                                                                    ------------    -------------      -------------
Expenses:
    Operating                                                          4,359,000         (515,000)         3,844,000
    Interest                                                           2,230,000         (195,000)         2,035,000
    Depreciation                                                       1,546,000         (324,000)         1,222,000
    General and administrative                                           308,000                -            308,000
    Loss on sale of properties                                           592,000                -            592,000
                                                                    ------------    -------------      -------------
   Total expenses                                                      9,035,000       (1,034,000)         8,001,000
                                                                    ------------    -------------      -------------
Net income (loss)                                                   $    206,000    $    (659,000)     $    (453,000)
                                                                    ============    =============      =============
Net income (loss) per limited partnership unit                      $       2.22    $       (9.96)     $      (7.74)
                                                                    ============    =============      =============
Distributions per limited partnership unit                          $      46.31    $           -      $      46.31
                                                                    ============    =============      =============





                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN             COLUMN       COLUMN            COLUMN               COLUMN            COLUMN    COLUMN  COLUMN    COLUMN
        A                  B            C                 D                    E                 F         G       H         I

                                                   Cost Capitalized      Gross Amount
                                   Initial Cost       Subsequent       at Which Carried at
                                  to Partnership    to Acquisition      Close of Period(1)
                                  --------------    --------------      -----------------
                                                                                              Accum-                        Life
                                                                                               lated                      on which
                                                                                              Deprecia-                  Deprecia-
                                                                                              tion and   Year             tion is
                                          Build-                             Build-            Impair-    of     Date    computed
                                         ings and                           ings and           ment of   Con-     of     in latest
                          Encum-         Improve- Improve-  Carrying        Improve-  Total     value   struc-  Acqui-  statement of
Description              brances  Land    ments   ments     Costs     Land    ments    (2)       (3)     tion   sition   operations
-----------              -------  ----   -------  ------    -------   ----   -------  -----    -------  -----   ------   ----------
                                                      (Amounts in thousands)
PARTNERSHIP:

University Square
 Shopping Center
 Bozeman, Montana        $     -  $1,034 $ 4,565  $  325    $  (511)  $  945 $ 4,468  $ 5,413  $ 2,219  12/80   12/79    6 - 39 Yrs

Gateway Park
 Dublin, California        1,505     484   1,135     174          -      487   1,306    1,793      635  10/77   10/80    6 - 39 Yrs

The Oaks Shopping Center
 Beaumont, Texas           2,175   1,146   3,599   1,147       (393)   1,278   4,221    5,499    2,797   4/81    9/80    6 - 39 Yrs

Broadway Trade Center
 San Antonio, Texas        1,283     768   3,358   1,415        (93)     726   4,722    5,448    3,434   1978/   1/81    6 - 39 Yrs
                                                                                                         1979

SUBSIDIARIES:

Torrey Pines Village
 Apartments
 Las Vegas, Nevada         3,721     460   4,595     955        (52)     455   5,503    5,958    2,896   6/80    9/79    6 - 30 Yrs

St. Charleston Village
 Apartments

 Las Vegas, Nevada         6,251     751   7,322   1,344        (90)     743   8,584    9,327    4,608   7/80    9/79    6 - 30 Yrs

Sun River Apartments
 Tempe, Arizona            6,319   1,102   8,770     669       (100)   1,090   9,351   10,441    4,830   9/81    11/80   6 - 30 Yrs
                         -------  ------ -------  ------    -------   ------ -------  -------  -------
TOTAL                    $21,254  $5,745 $33,344  $6,029    $(1,239)  $5,724 $38,155  $43,879  $21,419
                         =======  ====== =======  ======    =======   ====== =======  =======  =======


                            See accompanying notes.


                                                                  SCHEDULE III



                          CENTURY PROPERTIES FUND XIV
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1)      The aggregate cost for Federal income tax purposes is $44,921,000.

(2)      Balance, January 1, 1993                                                               $ 65,785,000
         Improvements capitalized subsequent to acquisition                                          411,000
         Cost of rental properties sold or disposed of                                           (13,849,000)
                                                                                                ------------
         Balance, December 31, 1993                                                               52,347,000
         Improvements capitalized subsequent to acquisition                                          795,000
                                                                                                ------------
         Balance, December 31, 1994                                                               53,142,000
         Improvements capitalized subsequent to acquisition                                        1,117,000
         Cost of rental properties sold or disposed of                                           (10,380,000)
                                                                                                ------------
         Balance, December 31, 1995                                                             $ 43,879,000
                                                                                                ============


(3)      Balance, January 1, 1993                                                               $ 28,870,000
         Additions charged to expense                                                              1,625,000
         Accumulated depreciation of rental properties sold or disposed of                        (5,224,000)
         Allowance for impairment of value of rental properties disposed of                         (886,000)
                                                                                                ------------
         Balance, December 31, 1993                                                               24,385,000
         Additions charged to expense                                                              1,571,000
                                                                                                ------------
         Balance, December 31, 1994                                                               25,956,000
         Additions charged to expense                                                              1,546,000
         Accumulated depreciation of rental properties sold or disposed of                        (4,182,000)
         Allowance for impairment of value of rental properties sold                              (1,901,000)
                                                                                                ------------
         Balance, December 31, 1995                                                             $ 21,419,000
                                                                                                ============

(4)      Encumbrances shown are net of discounts totaling $322,000.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's Consolidated Financial Statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to he subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Registrant does not have any officers or directors. The managing general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or
                                                         Officer of the Managing
Name                         Positions Held              General Partner since
----                         --------------              ---------------------
William H. Jarrard, Jr.      President and Director      January 1996

Ronald Uretta                Vice President and          January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,             January 1996
                                Secretary and Director

Thomas R. Shuler             Director                    January 1996

Kelley M. Buechler           Assistant Secretary         January 1996


         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July

1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

         Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.


Item 11.  Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units in the Registrant.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of            Amount and nature of
Beneficial Owner               Beneficial Ownership        % of Class
----------------               --------------------        ----------
Riverside Drive LLC (1)          26,615.0543(2)                41
All directors and
   executive officers as
   a group (5 persons)                     -                    -

----------------

(1) The business address for Riverside Drive L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

(2) Based upon information supplied to the Registrant by Riverside Drive L.L.C.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions.

         In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partners and affiliates for services provided to the Registrant.

         On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services (see Notes 1 and 10). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                         1995          1994          1993
                                       ---------    ---------     ---------
   Property management fees            $ 262,000    $ 204,000     $       -
   Real estate tax reduction fees          5,000        4,000             -
   Reimbursement of expenses:
      Partnership accounting and
        investor services                186,000      153,000             -
      Professional services                    -       12,000             -
                                       ---------    ---------     ---------
   Total                               $ 453,000    $ 373,000     $       -
                                       =========    =========     =========

         Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $184,000 of insurance premiums which were paid to an affiliate of NPI Inc., under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

         In accordance with the Registrant's partnership agreement, the general partners were allocated their two percent continuing interest in the Registrant's net income (loss) and taxable income (loss). Gains from dispositions of the Registrant properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder.


         On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Registrant's Wingren Plaza property (see Note 6). On October 17, 1995, the general partners received a distribution of $61,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Registrant's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. There were no cash distributions to the general partners for the years ended December 31, 1994 and 1993

         As a result of its ownership of 26,615.0543 limited partnership units, Riverside Drive L.L.C. ("Riverside") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.


                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)(2) Financial Statements and Financial Statements Schedules:

               See "Item 8" of this Form 10-K for Financial Statements of the Registrant, Notes thereto, and Financial Statements Schedules. (A Table of Contents to Financial Statements and Financial Statements Schedules is included in Item 8 and incorporated herein by reference.)

(a)(3)    Exhibits

          2.1 NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

          2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

          2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit
               2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 11, 1978 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-61526).

          16 Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)       Reports on Form 8-K:

               On January 10, 1996, a Current Report on Form 10-K was filed with the Securities and Exchange Commission to provide for the sales of Riverway, Hidden Valley, Central Forest ("Item 2. Acquisition or Disposition of Assets").



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of March, 1996.

                               CENTURY PROPERTIES FUND XIV

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                              By:  /s/ William H. Jarrard, Jr
                                   --------------------------
                                   William H. Jarrard, Jr.
                                   President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name               Title                   Date
--------------               -----                   ----

/s/ William H. Jarrard, Jr.  President and           March 28, 1996
---------------------------   Director
William H. Jarrard, Jr.


/s/ Ronald Uretta            Principal Financial     March 28, 1996
-----------------             Officer and Principal
Ronald Uretta                 Accounting Officer



/s/ John K. Lines            Director                March 28, 1996
-----------------
John K. Lines




                                 Exhibit Index

Exhibit                                                                 Page
-------                                                                 ----

2.1      NPI Stock Purchase Agreement ................................   (1)
2.2      Partnership Units Purchase Agreement ........................   (2)
2.3      Management Purchase Agreement ...............................   (3)
2.4      Limited Liability Company Agreement of Riverside Drive L.L.C.   (4)
2.5      Master Indemnity Agreement ..................................   (5)
3.4      Agreement of Limited Partnership ............................   (6)
16       Letter dated April 27, 1994 from the Registrant's Former
         Independent Auditor's .......................................   (7)

-------------------------------------------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 11, 1978 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. No.
    (No. 2-61526).

(7) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.