Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XIV
filed 1996-05-15
CIK 278128

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-9242



                           CENTURY PROPERTIES FUND XIV
        (Exact name of small business issuer as specified in its charter)


          California                                           94-2535195
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
      Cash and cash equivalents                                         $   8,746
      Deferred costs, net                                                     435
      Other assets                                                            938
      Investment properties:
            Real estate                                  $ 33,066
            Accumulated depreciation                      (15,133)
            Allowance for impairment of value                (883)         17,050

                                                                        $  27,169

 Liabilities and Partners' Capital
 Liabilities
      Accrued expenses and other liabilities                            $   1,416
      Mortgage notes payable                                               19,963

 Partners' Capital:
      General partners                                   $     61
      Limited partners (64,806 units issued and
            outstanding)                                    5,729           5,790

                                                                        $  27,169

           See Accompanying Notes to Consolidated Financial Statements



b)                         CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                     $     1,863         $ 2,073
    Other income                                              165              84
    Gain on sale of properties                              2,947              --
          Total revenues                                    4,975           2,157

 Expenses:
    Operating                                                 910             992
    Mortgage interest                                         586             565
    Depreciation                                              295             383
    General and administrative expenses                       132              75
          Total expenses                                    1,923           2,015

 Income before extraordinary loss                           3,052             142

 Extraordinary loss on extinguishment of
       debt                                                  (315)             --

    Net income                                        $     2,737     $       142

 Net income allocated to general partners (2%)        $        55     $         3
 Net income allocated to limited partners (98%)             2,682             139

                                                      $     2,737     $       142

 Net income per limited partnership unit:
    Income before extraordinary loss                  $     46.15     $      2.14
    Extraordinary loss on extinguishment of
       debt                                                 (4.76)             --

 Net income per limited partnership unit              $     41.39     $      2.14

 Distributions per limited partnership unit           $     15.12     $        --


           See Accompanying Notes to Consolidated Financial Statements


c)                         CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partners       Partners        Total
Original capital contributions      64,806       $    --       $  64,806      $  64,806

Partners' capital at
   December 31, 1995                64,806       $    26       $   4,027      $   4,053

Distributions to partners               --           (20)           (980)        (1,000)

Net income for the three
   months ended March 31, 1996          --            55           2,682          2,737

Partners' capital at
   March 31, 1996                   64,806       $    61       $   5,729      $   5,790

           See Accompanying Notes to Consolidated Financial Statements


d)                         CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                              $  2,737        $    142
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation and amortization                               329             429
     Provision for doubtful receivables                           --               5
     Gain on sale of properties                               (2,947)             --
     Extraordinary loss on extinguishment of debt                315              --
    Change in accounts:
     Deferred costs                                              (11)            (18)
     Other assets                                                (33)            216
     Accrued expenses and other liabilities                      238              43

          Net cash provided by operating activities              628             817

 Cash flows from investing activities:
     Property improvements and replacements                      (45)           (376)
     Proceeds from sale of properties                          8,200              --

          Net cash provided by (used in) investing
                activities                                     8,155            (376)

 Cash flows from financing activities:
     Payments of mortgage notes payable                       (1,613)            (55)
     Distribution to partners                                 (1,000)             --

          Net cash used in financing activities               (2,613)            (55)

 Net increase in cash and cash equivalents                     6,170             386

 Cash and cash equivalents at beginning of period              2,576             714

 Cash and cash equivalents at end of period                 $  8,746        $  1,100

 Supplemental information:
    Cash paid for interest                                  $    546        $    526

           See Accompanying Notes to Consolidated Financial Statements


e)                         CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                         For the Three Months Ended
                                                                  March 31,
                                                             1996          1995
Property management fees (included in operating
   expenses)                                               $ 62,000      $ 64,000

Reimbursement for services of affiliates (included
   in general and administrative and operating expenses)     77,000        36,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partners of the Partnership are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California Corporation.

On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Disposition of Rental Properties

On March 7, 1996, the Partnership sold Broadway Trade Center, located in San Antonio, Texas, to an unaffiliated third party for $3,825,000. After repayment of the first, second, and third mortgages totaling $1,591,000 and closing expenses of $244,000 the net proceeds received by the Partnership were $1,990,000. As a result of the loans being paid in full, an extraordinary loss representing the remaining unamortized mortgage discount of $315,000 was recorded. For financial statement purposes, the sale resulted in a gain of $1,531,000. The Partnership had previously recorded a $1,421,000 provision for impairment of value for the property.

On February 12, 1996, the Partnership sold University Square, located in Bozeman, Montana, to an unaffiliated third party for $4,850,000. After closing expenses of $231,000, the net proceeds received by the Partnership were $4,619,000. For financial statement purposes, the sale resulted in a gain of $1,416,000.

On November 9, 1995, the Partnership sold Wingren Plaza, located in Dallas, Texas, for $1,000,000. After closing expenses of $68,000, the net proceeds received by the Partnership were $932,000. For financial statement purposes, the sale resulted in a gain of $239,000. The Partnership had previously recorded a $1,901,000 provision for impairment of value in 1991.

On October 6, 1995, the Partnership sold Duck Creek Shopping Center, located in Garland, Texas, for $2,250,000. After closing expenses of $138,000, the net proceeds received by the Partnership were $2,112,000. For financial statement purposes, the sale resulted in a loss of $36,000.

On September 12, 1995, the Partnership sold Greenbriar Plaza Shopping Center, located in Duncanville, Texas, for $1,050,000. After closing expenses of $70,000, the net proceeds received by the Partnership were $980,000. For financial statement purposes, the sale resulted in a loss of $556,000.

Note D - Subsequent Events

On April 26, 1996, the Partnership sold The Oaks Shopping Center, located in Beaumont, Texas. The buyer of the property assumed the outstanding debt on the property, and the Partnership received proceeds of $1,000.

Note E - Pro Forma Financial Information

The following pro forma consolidated balance sheet as of March 31, 1996, and the pro forma consolidated statement of operations for the twelve months ended December 31, 1995, and the three months ended March 31, 1996, give effect to the sale of The Oaks Shopping Center. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at March 31, 1996, while the adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on April 26, 1996.

The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of The Oaks Shopping Center and to reflect consideration received for the property.

These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the period presented or what may be achieved in the future.

Note E - Pro Forma Financial Information (continued)

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 March 31, 1996



                                                               Pro Forma
                                                Historical    Adjustments    Pro Forma
 Assets
   Cash and cash equivalents                    $  8,746      $      1      $  8,747
   Deferred costs, net                               435           (70)          365
   Other assets                                      938           (60)          878
   Investment properties:
     Real estate                                  33,066        (5,499)       27,567
     Accumulated depreciation                    (15,133)        1,949       (13,184)
     Allowance for impairment of value            (  883)          883            --

   Real estate, net                               17,050        (2,667)       14,383

                                                $ 27,169      $ (2,796)     $ 24,373

 Liabilities and Partners' Equity
 Liabilities
   Accrued expenses and other liabilities       $  1,416      $   (715)     $    701
   Mortgage notes payable                         19,963        (2,164)       17,799

                                                  21,379        (2,879)       18,500

 Partners' Capital                                 5,790            83         5,873

                                                $ 27,169      $ (2,796)     $ 24,373


Note E - Pro Forma Financial Information (continued)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995

                                                               Pro Forma
                                                Historical    Adjustments    Pro Forma
 Revenues:
   Rental                                       $  8,434       $  (519)     $  7,915
   Other income                                      568          (330)          238
   Gain on sale of properties                        239            --           239
     Total revenues                                9,241          (849)        8,392

 Expenses:
   Operating                                       4,359          (249)        4,110
   Mortgage interest                               2,230          (231)        1,999
   Depreciation                                    1,546          (134)        1,412
   General and administrative                        308            --           308
   Loss on sale of properties                        592            --           592
     Total expenses                                9,035          (614)        8,421

 Net income (loss)                              $    206       $  (235)     $    (29)

 Net income (loss) per limited
   partnership unit                             $   2.22       $ (3.55)     $  (1.33)


Note E - Pro Forma Financial Information (continued)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1996

                                                               Pro Forma
                                                Historical    Adjustments    Pro Forma
 Revenues:
   Rental                                       $  1,863       $  (183)     $  1,680
   Other income                                      165            (1)          164
   Gain on sale of properties                      2,947            --         2,947
     Total revenues                                4,975          (184)        4,791

 Expenses:
   Operating                                         910           (63)          847
   Mortgage interest                                 586           (57)          529
   Depreciation                                      295           (34)          261
   General and administrative                        132            --           132
     Total expenses                                1,923          (154)        1,769

 Income before extraordinary loss                  3,052           (30)        3,022

 Extraordinary loss on extinguishment
   of debt                                          (315)           --          (315)

     Net income                                 $  2,737       $   (30)     $  2,707

 Net income per limited partnership unit:
   Net income before extraordinary loss         $  46.15       $  (.45)     $  45.70
   Extraordinary loss on extinguishment
     of debt                                       (4.76)           --         (4.76)

 Net income per limited partnership unit        $  41.39       $  (.45)     $  40.94



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Torrey Pines Village Apartments                     94%         96%
   Las Vegas, Nevada

 St. Charleston Village Apartments                   96%         95%
   Las Vegas, Nevada

 Gateway Park                                        94%         93%
   Dublin, California

 Sun River Apartments                                98%         98%
   Tempe, Arizona


The Partnership earned net income for the three months ended March 31, 1996, of approximately $2,737,000 compared to $142,000 for the corresponding period of 1995. The increase in net income is attributable to the gain on the sale of the Broadway Trade Center and the University Square Shopping Center properties. Partially offsetting the gain from the sales of Broadway Trade and University Square was a decrease in rental revenues due to the Partnership owning fewer properties. The decreases in operating and depreciation expense can also be attributed to the property sales in 1995 and 1996. The increase in other income is due to an increase in interest income as a result of higher average cash balances. General and administrative expenses increased due to an increase in expense reimbursements related to costs associated with the operation of two offices during the first quarter of 1996 and the relocation of partnership administration during this same period. During the three months ended March 31, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt. The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its pay off.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $8,746,000 compared to $1,100,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in rental revenues as a result of the property sales in 1995 and 1996. Net cash provided by investing activities increased due to proceeds from the sale of Broadway Trade Center and University Square Shopping Center. Net cash used in financing activities increased due to a distribution of proceeds from the sale of Wingren Plaza in January 1996. Also contributing to the increase in cash used in financing activities was the increase in payments of mortgage notes payable as result of the payoff of the first, second, and third mortgages of Broadway Trade Center at the time of the property's sale.

An affiliate of the Managing General partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness after the sale of The Oaks in April 1996 of $17,799,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Registrant distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Registrant's Wingren Plaza property. The Managing General Partner plans to make a distribution during the second quarter of 1996. The distribution will be from proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996. At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant. A Form 8-K dated February 12, 1996, was filed reporting the sale of University Square Shopping Center.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CENTURY PROPERTIES FUND XIV


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       A General Partner


                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 15, 1996