Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XIV
filed 1996-08-09
CIK 278128

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


                  For the quarterly period ended June 30, 1996


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



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                         $   8,620
      Deferred costs, net                                                     346
      Other assets                                                            910
      Investment properties:
            Land                                       $    2,775
            Buildings and related personal property        24,897
                                                           27,672
            Less accumulated depreciation                 (13,407)         14,265
                                                                        $  24,141


 Liabilities and Partners' Capital
 Liabilities
      Accrued expenses and other liabilities                            $     565
      Mortgage notes payable                                               17,768

 Partners' Capital:
      General partners'                                $       61
      Limited partners' (64,806 units issued and
            outstanding)                                    5,747           5,808
                                                                        $  24,141

           See Accompanying Notes to Consolidated Financial Statements

b)                         CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended            Six Months Ended
                                            June 30,                    June 30,
                                      1996           1995           1996          1995
 Revenues:
   Rental income                    $  1,430       $   2,173     $   3,293      $   4,246
   Other income                          167             572           332            656
   Gain on sale of properties             65              --         3,012             --
          Total revenues               1,662           2,745         6,637          4,902

 Expenses:
   Operating                             813           1,146         1,723          2,138
   Mortgage Interest                     478             567         1,064          1,132
   Depreciation                          234             398           529            781
   General and administrative            119              54           251            129
   Provision for loss on sale             --             605            --            605
          Total expenses               1,644           2,770         3,567          4,785

 Income (loss) before
   extraordinary loss                     18             (25)        3,070            117
 Extraordinary loss on
   extinguishment of debt                 --              --          (315)            --
 Net income (loss)                  $     18        $    (25)    $   2,755      $     117

 Net income (loss) allocated to
   general partners (2%)            $     --       $      (1)    $      55       $      2

 Net income (loss) allocated to
   limited partners (98%)                 18             (24)        2,700            115
                                    $     18       $     (25)    $   2,755       $    117
 Net income (loss) per limited
   partnership unit:
   Income (loss) before
     extraordinary loss             $    .27       $    (.37)    $   46.42       $   1.77

   Extraordinary loss on
     extinguishment of debt               --              --         (4.76)            --

 Net income (loss) per limited
   partnership unit                 $    .27        $   (.37)    $   41.66       $   1.77

 Distributions per limited
   partnership unit                 $     --       $      --     $   15.12       $     --


           See Accompanying Notes to Consolidated Financial Statements

c)                         CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General          Limited
                                   Units       Partners'        Partners'       Total
Original capital contributions      64,806       $    --       $  64,806      $  64,806

Partners' capital at
   December 31, 1995                64,806       $    26       $   4,027      $   4,053

Distributions to partners               --           (20)           (980)        (1,000)

Net income for the six
   months ended June 30, 1996           --            55           2,700          2,755

Partners' capital at
   June 30, 1996                    64,806       $    61        $  5,747       $  5,808

           See Accompanying Notes to Consolidated Financial Statements

d)                         CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1996           1995
 Cash flows from operating activities:
    Net income                                                 $   2,755       $    117
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    582            875
    Provision for loss on sale                                        --            605
    Gain on sale of properties                                    (3,012)            --
    Extraordinary loss on extinguishment of debt                     315             --
    Change in accounts:
     Deferred costs                                                  (11)           (42)
     Other assets                                                     (5)            62
     Accrued expenses and other liabilities                           54            351

       Net cash provided by operating activities                     678          1,968

 Cash flows from investing activities:
     Property improvements and replacements                         (157)        (1,053)
     Proceeds from sale of properties                              8,158             --

       Net cash provided by (used in) investing
          activities                                               8,001         (1,053)

 Cash flows from financing activities:
     Payments of mortgage notes payable                           (1,635)          (111)
     Distribution to partners                                     (1,000)            --

       Net cash used in financing activities                      (2,635)          (111)

 Net increase in cash and cash equivalents                         6,044            804

 Cash and cash equivalents at beginning of period                  2,576            714

 Cash and cash equivalents at end of period                    $   8,620       $  1,518

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $   1,005       $  1,053

 Supplemental disclosure of non-cash operating and
    financing activities:
    Accrued interest assumed by purchaser of The Oaks          $     667       $     --
    Mortgage notes payable assumed by purchaser of The Oaks    $   2,173       $     --

           See Accompanying Notes to Consolidated Financial Statements


e)                         CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                           For the Six Months Ended
                                                                   June 30,
                                                             1996          1995
Property management fees (included in operating
   expenses)                                               $133,000      $131,000
Reimbursement for services of affiliates (included
   in general and administrative and operating expenses)    127,000        72,000


For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - (continued)

The general partners of the Partnership are Fox Realty Investors ("FRI"), a California general partnership, and FCMC, a California Corporation.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issues and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

Note C - Disposition of Rental Properties

On April 26, 1996, the Partnership sold The Oaks Shopping Center, located in Beaumont, Texas. The buyer of the property assumed the outstanding debt on the property, and the Partnership received net proceeds of $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of $65,000.

On March 7, 1996, the Partnership sold Broadway Trade Center located in San Antonio, Texas, to an unaffiliated third party for $3,825,000. After repayment of the first, second, and third mortgages totaling $1,591,000 and closing expenses of $244,000 the net proceeds received by the Partnership were $1,990,000. As a result of the loans being paid in full, an extraordinary loss representing the remaining unamortized mortgage discount of $315,000 was recorded. For financial statement purposes, the sale resulted in a gain of $1,531,000. The Partnership had previously recorded a $1,421,000 provision for impairment of value for the property.

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

On September 12, 1995, the Partnership sold Greenbriar Plaza Shopping Center, located in Duncanville, Texas, for $1,050,000. After closing expenses of $70,000, the net proceeds received by the Partnership were $980,000. For financial statement purposes, the sale resulted in a loss of $556,000. An estimated provision for loss on the sale of Greenbriar Plaza Shopping Center of $605,000 was recorded during the six months ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Torrey Pines Village Apartments                     93%         96%
    Las Vegas, Nevada

 St. Charleston Village Apartments                   95%         96%
    Las Vegas, Nevada

 Gateway Park                                        94%         91%
    Dublin, California

 Sun River Apartments                                97%         98%
    Tempe, Arizona

The Partnership earned net income for the six months ended June 30, 1996, of approximately $2,755,000 compared to $117,000 for the corresponding period of 1995. For the three months ended June 30, 1996, the Partnership earned net income of approximately $18,000 compared to a net loss of approximately $25,000 for the three months ended June 30, 1995. The increase in net income for the six month period is attributable to the gain on the sales of Broadway Trade Center, University Square Shopping Center, and The Oaks Shopping Center. The increase in net income for the three month period is primarily attributable to the gain on the sale of The Oaks Shopping Center in the second quarter of 1996.
Partially offsetting the gain from the property sales was a decrease in rental revenues due to the Partnership owning fewer properties. The decreases in operating and depreciation expense can also be attributed to the property sales in 1995 and 1996. The decrease in other income is partially attributable to a settlement in 1995 with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of a part of the University Square property. The Partnership received net proceeds of $150,000. Also included in other income in 1995 were proceeds received for the release of the assignor's guarantee from a vacating tenant at The Oaks Shopping Center. General and administrative expenses increased due to an increase in expense reimbursements related to the transition of the partnership administration offices during 1996. During the six months ended June 30, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt. The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff.

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

At June 30, 1996, the Partnership had unrestricted cash of $8,620,000 compared to $1,518,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in rental revenues as a result of the property sales in 1995 and 1996. Net cash provided by investing activities increased due to proceeds from the sale of Broadway Trade Center and University Square Shopping Center in 1996. Net cash used in financing activities increased due to the payoff of the mortgage notes encumbering Broadway Trade Center when the property was sold in 1996. Also contributing to the increase in cash used in financing activities was a distribution of proceeds from the sale of Wingren Plaza in January 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of $17,768,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.10 per unit) to the limited partners and approximately $135,000 to the general partners. The distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter. At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PROPERTIES FUND XIV


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       Its Managing General Partner


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


                                 Date: August 9, 1996