Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XIV
filed 1996-11-04
CIK 278128

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


              For the quarterly period ended September 30, 1996


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



                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIV

                             CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                          (in thousands, except unit data)

                               September 30, 1996

Assets
  Cash and cash equivalents                                           $     2,015
  Deferred costs, net                                                         340
  Other assets                                                                858
  Investment properties:
       Land                                            $   2,775
       Buildings and related personal property            25,012
                                                          27,787
       Less accumulated depreciation                     (13,630)          14,157
                                                                      $    17,370

Liabilities and Partners' Deficit

Liabilities
  Accrued expenses and other liabilities                              $       553
  Mortgage notes payable                                                   17,736

Partners' Deficit:
  General partners'                                    $      --
  Limited partners' (64,806 units issued and
        outstanding)                                        (919)            (919)
                                                                      $    17,370

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                    Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                     1996        1995        1996      1995
Revenues:
  Rental income                   $    1,447  $   2,048   $    4,740 $  6,294
  Other income                            89         88          421      744
  Gain on sale of properties              --         --        3,012       --
      Total revenues                   1,536      2,136        8,173    7,038
Expenses:
  Operating                              783      1,220        2,506    3,358
  Interest                               448        565        1,512    1,697
  Depreciation                           222        383          751    1,164
  General and administrative              58         58          309      187
  Loss on sale of property                --         --           --      605
      Total expenses                   1,511      2,226        5,078    7,011

Income (loss) before
 extraordinary loss                       25        (90)       3,095       27
Extraordinary loss on
 extinguishment of debt                   --         --         (315)      --
Net income (loss)                 $       25   $    (90)   $   2,780 $     27

Net income (loss) allocated to
 general partners                 $       --   $     (2)   $     129 $      1

Net income (loss) allocated to
 limited partners                         25        (88)       2,651       26
                                  $       25  $     (90)   $   2,780 $     27
Net income (loss) per limited
   partnership unit:
 Income (loss) before
    extraordinary loss            $      .39  $   (1.36)  $    45.67 $    .40
 Extraordinary loss on
    extinguishment of debt                --         --        (4.76)      --
Net income (loss) per limited
 partnership unit                 $      .39  $   (1.36)  $    40.91 $    .40

Distributions per limited
 partnership unit                 $   102.11  $      --   $   117.23 $     --


              See Accompanying Notes to Consolidated Financial Statements


c)                            CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)


                                  Limited
                                Partnership   General       Limited
                                   Units      Partners'     Partners'    Total

Original capital contributions     64,806      $    --    $  64,806   $  64,806

Partners' capital at
  December 31, 1995                64,806      $    26    $   4,027   $   4,053

Distributions to partners              --         (155)      (7,597)     (7,752)

Net income for the nine months
  ended September 30, 1996             --          129        2,651       2,780

Partners' deficit at
  September 30, 1996               64,806     $     --   $     (919)  $    (919)


              See Accompanying Notes to Consolidated Financial Statements



d)                             CENTURY PROPERTIES FUND XIV

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                                 1996        1995
Cash flows from operating activities:
  Net income                                                  $   2,780   $     27
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                   825      1,309
    Loss on sale of property                                         --        605
    Gain on sale of properties                                   (3,012)        --
    Extraordinary loss on extinguishment of debt                    315         --
    Change in accounts:
       Deferred costs                                               (25)      (122)
       Other assets                                                  47        (87)
       Accrued expenses and other liabilities                        42        554

         Net cash provided by operating activities                  972      2,286

Cash flows from investing activities:
    Property improvements and replacements                         (272)    (1,109)
    Proceeds from sale of properties                              8,158        931

         Net cash provided by (used in) investing
            activities                                            7,886       (178)

Cash flows from financing activities:
    Payments of mortgage notes payable                           (1,667)      (168)
    Distributions to partners                                    (7,752)        --

         Net cash used in financing activities                   (9,419)      (168)

Net (decrease) increase in cash and cash equivalents               (561)     1,940

Cash and cash equivalents at beginning of period                  2,576        714

Cash and cash equivalents at end of period                    $   2,015   $  2,654

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   1,436   $  1,580

Supplemental disclosure of non-cash operating and
  financing activities:
  Accrued interest assumed by purchaser of The Oaks          $      667   $     --
  Mortgage notes payable assumed by purchaser of The Oaks    $    2,173   $     --

              See Accompanying Notes to Consolidated Financial Statements

e)                       CENTURY PROPERTIES FUND XIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The general partners of the Partnership are Fox Realty Investors ("FRI"), a California general partnership, and FCMC.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                         For the Nine Months Ended
                                                               September 30,
                                                             1996          1995
Property management fees (included in operating
  expenses)                                               $  204,000     $196,000
Reimbursement for services of affiliates (included
  in general and administrative and operating expenses)      131,000      108,000
Partnership management fee (included in general
   and administrative expenses)                                7,000           --

For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF INVESTMENT PROPERTIES

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
Property                                          1996         1995

Torrey Pines Village Apartments                    94%         96%
  Las Vegas, Nevada
St. Charleston Village Apartments                  95%         96%
  Las Vegas, Nevada
Gateway Park                                       96%         90%
  Dublin, California
Sun River Apartments                               98%         98%
  Tempe, Arizona


The Partnership earned net income for the nine months ended September 30, 1996, of approximately $2,780,000 compared to $27,000 for the corresponding period of 1995. For the three months ended September 30, 1996, the Partnership earned net income of approximately $25,000 compared to a net loss of approximately $90,000 for the three months ended September 30, 1995. The increase in net income for the nine month period is attributable to the gain on the sales of Broadway Trade Center, University Square Shopping Center, and The Oaks Shopping Center. Partially offsetting the gain from the property sales was a decrease in rental revenues due to the Partnership owning fewer properties. The decreases in operating, interest, and depreciation expenses can also be attributed to the property sales in 1995 and 1996. The decrease in other income for the nine month period is partially attributable to a settlement in 1995 with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of a part of the University Square property, pursuant to which the Partnership received net proceeds of $150,000. Also included in other income in 1995 were proceeds received for the re-lease of the assignor's guarantee from a vacating tenant at The Oaks Shopping Center. General and administrative expenses increased primarily due to an increase in expense reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the nine month period ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the nine month period ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Also contributing to the increase in general and administrative expenses were increases in professional fees and administrative costs in 1996. During the nine months ended September 30, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt.
The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff.

With respect to the remaining properties, rental revenues increased for the nine months ended September 30, 1996, by $251,000 primarily due to increased rental rates at St. Charleston Village Apartments, Sun River Apartments and Torrey Pines Village Apartments and an increase in occupancy at Gateway Park. Operating expenses at the remaining properties for the nine months ended September 30, 1996, were consistent with the nine months ended September 30, 1995. The increase in rental revenues at the remaining properties also contributed to the increase in net income for the three months ended September 30, 1996, compared to the corresponding period of 1995.

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

At September 30, 1996, the Partnership had unrestricted cash of $2,015,000 compared to $2,654,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in rental revenues as a result of the property sales in 1995 and 1996. Net cash provided by investing activities increased due to proceeds from the sale of Broadway Trade Center and University Square Shopping Center in 1996. Net cash used in financing activities increased due to a distribution of proceeds from the sale of Wingren Plaza in January 1996 and a distribution in July 1996 of proceeds from the sales of Broadway Trade Center and University Square Shopping Center. Also contributing to the increase in cash used in financing activities was the payoff of the mortgage notes encumbering Broadway Trade Center when the property was sold in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of $17,736,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.




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


                           Date: November 4, 1996