Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XIV
filed 1997-03-14
CIK 278128

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(D)

                            (As last amended 34-31905, eff. 4/26/93)

                                   FORM 10-KSB
 (Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

                    For the transition period from         to

                         Commission file number 0-9242

                          CENTURY PROPERTIES FUND XIV
                 (Name of small business issuer in its charter)

       California
(State or other jurisdiction of                                  94-2535195
incorporation or organization)                                (I.R.S. Employer
                                                             Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina,                                       29602
(Address of principal executive offices)                          (zip code)

    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $9,730,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
Prospectus of Registrant dated June 25, 1979, and thereafter supplemented incorporated in Parts I and III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Century Properties Fund XIV (the "Registrant" or "the Partnership") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-63368), was declared effective by the Securities and Exchange Commission on June 25, 1979. The Partnership marketed its securities pursuant to its Prospectus dated June 25, 1979, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933.

From June 1979 through December 1979, the Partnership offered and sold $64,806,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase nineteen income-producing real properties, or interest therein. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Partnership presently owns four investment properties. These properties include a commercial property in California and three residential apartment complexes located in Nevada and Arizona. The Partnership sold three of its properties in 1995 and three more in 1996. See "Item 2, Description of Properties" for a description of the Partnership's remaining properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment properties. With respect to the Partnership's commercial property, management is performed by an unaffiliated third party management company.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Change in Control

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. See "Item 9" for information on the directors and executive officers of the Partnership.

The Tender Offer

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Partnership as well as eleven affiliated limited partnerships.

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Partnership to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Riverside with the Securities and Exchange Commission, Riverside acquired 26,615.0543 limited partnership units or approximately 41% of the total limited partnership units of the Partnership for an aggregate purchase price of $6,204,700. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

ITEM 2.  DESCRIPTION OF PROPERTIES.

The following table sets forth the Partnership's remaining investments in properties:

                                 Date of       Type of
Property                        Purchase      Ownership             Use

Torrey Pines Village Apartments   09/79   Fee ownership subject  Apartment
  Las Vegas, Nevada                       to a first mortgage    204 units

St. Charleston Village            09/79
 Apartments                               Fee ownership subject  Apartment
  Las Vegas, Nevada                       to a first mortgage    312 units

Sun River Apartments              11/80   Fee ownership subject  Apartment
  Tempe, Arizona                          to a first mortgage    334 units

Gateway Park                      10/80   Fee ownership subject  Industrial
  Dublin, California                      to a first mortgage    Park-33,000
                                                                 sq. ft.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                        Gross
                      Carrying       Accumulated                  Federal
Property                Value        Depreciation  Rate   Method  Tax Basis

Torrey Pines          $ 6,075        $  3,095      5-30     SL    $ 2,403
St. Charleston          9,496           4,920      5-30     SL      3,697
Sun River              10,656           5,169      5-30     SL      1,588
Gateway Park            1,795             684      5-39     SL      1,282
  Total              $ 28,022        $ 13,868                     $ 8,970


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                     Principal                                      Principal
                    Balance At                                       Balance
                   December 31,   Interest     Period    Maturity    Due At
Property                1996         Rate    Amortized      Date     Maturity

Torrey Pines        $  3,697        9.88%     30 years    7/1/01   $  3,552
St. Charleston         6,210        9.88%     30 years    7/1/01      5,967
Sun River              6,278        9.88%     30 years    7/1/01      6,032
Gateway Park           1,518        7.88%     30 years   1/15/01      1,418
   Total            $ 17,703


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                         Average Annual                  Average
                         Rental Rates                  Occupancy
Property              1996           1995          1996          1995

Torrey Pines     $6,654/unit     $6,347/unit       94%           96%
St. Charleston    6,763/unit      6,491/unit       95%           96%
Sun River         6,708/unit      6,245/unit       97%           99%
Gateway Park     9.87/sq.ft.     10.11/sq.ft.      97%           89%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual residential property tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations at Gateway Park for the years 1997 - 2006:

                      Number of                                 % of Gross
                     Expirations    Square Feet   Annual Rent   Annual Rent
1997                      2            5,840         59,456        17.5%
1998                      2           10,245        114,980        33.8%
1999                      4            6,480         63,256        18.6%
2000                      0               --             --          --
2001                      3            8,400         73,440        21.6%
2002-2006                 0               --             --          --

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Gateway Park at December 31, 1996:


                                                                      Annual
                            Square       Nature of    Expiration     Rent Per
                            Footage       Business     of Lease     Square Foot

Gallucci Enterprises       3,680        Auto Repair   4/30/97        $10.17
Schuck's Transmission      3,600        Auto Repair   7/31/01         $8.40
SmithKline                 7,845        Medical Lab   12/31/98       $11.35
                                           Office

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                              1996        1996
                                            Billing       Rate

            Torrey Pines                     $ 82        3.00%
            St. Charleston                    125        3.00%
            Sun River                         103        1.30%
            Gateway Park                       21        1.16%

ITEM 3. LEGAL PROCEEDINGS.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS.

The Partnership, a publicly-held limited partnership, sold 64,806 Limited Partnership Units during its offering period through December 1979. As of January 1, 1997, the number of holders of Limited Partnership Units was 3,710. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and $135,000 to the general partners. This distribution primarily represented proceeds from the sales of University Square and Broadway Trade during the first quarter of 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1996 of approximately $2,727,000 versus approximately $206,000 for the year ended December 31, 1995. The increase in net income can be attributed to the gain on the sales of Broadway Trade Center, University Square Shopping Center, and The Oaks Shopping Center. Partially offsetting the gain from the property sales was a decrease in rental revenues due to the Partnership owning fewer properties. The decrease in operating, interest, and depreciation expense can also be attributed to the property sales in 1995 and 1996. The decrease in other income is partially attributable to a settlement in 1995 with the City of Bozeman in connection with a right of way agreement pertaining to the condemnation of a part of the University Square property, pursuant to which the Partnership received net proceeds of $150,000. Also included in other income in 1995 were proceeds received for the re-lease of the assignor's guarantee from a vacating tenant at The Oaks Shopping Center. General and administrative expenses increased primarily due to increases in professional fees and administrative costs in 1996. During the year ended December 31, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt. The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff.

Included in operating expenses is approximately $302,000 of major repairs and maintenance comprised primarily of exterior building repairs, major landscaping, and swimming pool repairs for the year ended December 31, 1996.

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

On September 12, 1995, the Partnership sold Greenbriar Plaza Shopping Center, located in Duncanville, Texas for $1,050,000. After closing expenses of $70,000, the net proceeds received by the Partnership were $980,000. For financial statement purposes, the sale resulted in a loss of $556,000.

With respect to the remaining properties, rental revenues increased for the year ended December 31, 1996, by approximately $338,000 primarily due to increased rental rates at St. Charleston Village Apartments, Sun River Apartments, and Torrey Pines Village Apartments and an increase in occupancy at Gateway Park. Operating expenses at the remaining properties for the year ended December 31, 1996, were consistent with the year ended December 31, 1995.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,985,000 compared to approximately $2,576,000 at December 31, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in rental revenues as a result of the property sales in 1995 and 1996. Net cash provided by investing activities increased due to proceeds from the sale of Broadway Trade Center and University Square Shopping Center in 1996. Net cash used in financing activities increased due to a distribution of proceeds from the sale of Wingren Plaza in January 1996 and a distribution in July 1996 of proceeds from the sales of Broadway Trade Center and University Square Shopping Center. Also contributing to the increase in cash used in financing activities was the payoff of the mortgage notes encumbering Broadway Trade Center when the property was sold in 1996.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this lined of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $17,703,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996.


ITEM 7. FINANCIAL STATEMENTS.

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
        1995

  Consolidated Statements of Changes in Partners' Deficit - Years ended
        December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
        1995

  Notes to Consolidated Financial Statements


                          Independent Auditors' Report


To the Partners
Century Properties Fund XIV
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV (a limited partnership)(the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                   /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York, NY
January 31, 1997

                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                  $ 1,985
 Deferred costs, net                                            325
 Other assets                                                   854
 Investment properties:
     Land                                        $ 2,775
     Buildings and related personal property      25,247
                                                  28,022
     Less accumulated depreciation               (13,868)    14,154
                                                            $17,318

Liabilities and Partners' Deficit

Liabilities
 Accrued expenses and other liabilities                     $   587
 Mortgage notes payable (Notes C and E)                      17,703

Partners' Deficit
 General partners'                               $    (5)
 Limited partners' (64,806 units issued
     and outstanding)                               (967)      (972)
                                                            $17,318

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                          Years Ended
                                                          December 31,
                                                        1996        1995
Revenues:
  Rental income                                       $  6,211     $ 8,266
  Other income                                             507         860
  Gain on sale of properties                             3,012         239
       Total revenues                                    9,730       9,365

Expenses:
  Operating                                              3,347       4,467
  Interest                                               1,957       2,230
  Depreciation                                             990       1,546
  General and administrative                               394         324
  Loss on sale of properties                                --         592
     Total expenses                                      6,688       9,159

Income before extraordinary loss                         3,042         206

Extraordinary loss on extinguishment of debt              (315)         --

    Net income                                        $  2,727    $    206

Net income allocated to general partners              $    124    $     62

Net income allocated to limited partners                 2,603         144
                                                      $  2,727    $    206

Net income per limited partnership unit:

    Income before extraordinary loss                  $  44.93    $   2.22
    Extraordinary loss on extinguishment of debt         (4.76)         --

Net income per limited partnership unit               $  40.17    $   2.22

Distributions per limited partnership unit:           $ 117.23    $  46.31

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                  Limited
                                Partnership    General     Limited
                                   Units      Partners'    Partners'   Total

Original capital contributions   64,806       $     --    $ 64,806    $64,806

Partners' capital at
December 31, 1994                64,806       $     25    $  6,884    $ 6,909

Distributions to partners            --            (61)     (3,001)    (3,062)

Net income for the year
ended December 31,1995               --             62         144        206

Partners' capital at
December 31, 1995                64,806             26       4,027      4,053

Distributions to partners            --           (155)     (7,597)    (7,752)

Net income for the year
ended December 31, 1996              --            124       2,603      2,727

Partners' deficit at
December 31, 1996                64,806       $     (5)   $   (967)   $  (972)

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended
                                                            December 31,
                                                          1996        1995
Cash flows from operating activities:
  Net income                                           $  2,727    $   206
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        1,084      1,744
     Gain on sale of properties                          (3,012)      (239)
     Loss on sale of properties                              --        592
     Extraordinary loss on extinguishment of debt           315         --
     Provision for doubtful receivables                      --         10
     Change in accounts:
       Deferred costs                                       (31)      (150)
       Other assets                                          51        221
       Deferred interest, accrued expenses and
          other liabilities                                  76       (108)

          Net cash provided by operating activities       1,210      2,276

Cash flows from investing activities:
  Property improvements and replacements                   (507)    (1,117)
  Proceeds from sale of properties                        8,158      4,024

          Net cash provided by investing activities       7,651      2,907

Cash flows from financing activities:
  Payments on mortgage notes payable                     (1,700)      (259)
  Distributions to partners                              (7,752)    (3,062)

          Cash used in financing activities              (9,452)    (3,321)

Net (decrease) increase in cash and cash equivalents       (591)     1,862

Cash and cash equivalents at beginning of year            2,576        714

Cash and cash equivalents at end of year               $  1,985    $ 2,576

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  1,866    $ 2,073

Supplemental disclosure of non-cash operating and
  financing activities:
  Accrued interest assumed by purchaser of The Oaks    $    667   $     --

  Mortgage notes payable assumed by purchaser of
   The Oaks                                            $  2,173   $     --

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIV

                   Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XIV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership currently owns a commercial property located in California and three residential apartment complexes located in Nevada and Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC.

Principles of Consolidation:

The consolidated financial statements include the statements of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distribution:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Distributions:

On October 17, 1995, the Partnership distributed $3,001,000 ($46.31 per unit) to the limited partners and $61,000 to the general partners from the proceeds of the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties (see "Note E"). On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and $135,000 to the general partners. The distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996.

Fair Value of Financial Instruments:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates $19,383,000.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and five to seven years for furnishings.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less and leases commercial units with remaining lease terms of up to five years. The Partnership recognizes income as earned on its leases.

Deferred Costs:

Deferred costs represent deferred financing costs and deferred leasing commissions. Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. Such amortization is charged to operating expenses. At December 31, 1996, accumulated amortization of deferred costs totaled approximately $209,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):

                                                         1996        1995

Property management fees (included in operating
  expenses)                                           $  277       $  262
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                              160          186

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $184,000 which were paid to an affiliate of NPI, under a master insurance policy arranged by such affiliate.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The general partners received approximately $7,000 in partnership management fees for the year ended December 31, 1996. The general partners were not entitled to receive a fee for the year ended December 31, 1995.

For the year ended December 31, 1995, NPI Equity was paid fees of $5,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses.

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

On July 3, 1996, the general partners received a distribution of approximately $135,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's University Square and Broadway Trade properties (see "Note E"). On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's Wingren Plaza property. On October 17, 1995, the general partners received a distribution of $61,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (in thousands):

                  Principal     Monthly                              Principal
                  Balance At    Payment                               Balance
                 December 31,  Including     Interest    Maturity     Due At
     Property       1996        Interest       Rate        Date      Maturity

Torrey Pines      $ 3,697       $   33        9.88%       7/1/01   $  3,552
St. Charleston      6,210           55        9.88%       7/1/01      5,967
Sun River           6,278           55        9.88%       7/1/01      6,032
Gateway Park        1,518           12        7.88%      1/15/01      1,418
                  $17,703       $  155

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:

             1997                       $   140
             1998                           154
             1999                           169
             2000                           186
             2001                        17,054
             Total                      $17,703

Amortization of deferred financing costs totaled approximately $68,000 for both 1996 and 1995.

NOTE D - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows (in thousands):

             1997                  $  279
             1998                     230
             1999                     110
             2000                      73
             2001                      45
             Thereafter                --

             Total                 $  737

Rental revenues include contingent rent of approximately $41,000 and $38,000 in 1996 and 1995, respectively.

Amortization of deferred leasing commissions totaled approximately $19,000 in 1996 and $97,000 in 1995.

NOTE E - DISPOSITION OF RENTAL PROPERTIES

On April 26, 1996, the Partnership sold The Oaks Shopping Center, located in Beaumont, Texas. The buyer of the property assumed the outstanding debt on the property, and the Partnership received net proceeds of $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of $65,000. The Partnership had previously recorded a $883,000 provision for impairment of value in 1992.

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

NOTE F - NOTE RECEIVABLE FROM PROPERTY SALE

The Partnership has a purchase money note receivable in the amount of $1,500,000 due in 1997. This note is not reported in the accompanying financial statements due to uncertainty regarding collectability.

NOTE G - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income per the financial statements to the net taxable income (loss) to partners is as follows (in thousands, except unit data)

                                                   1996        1995

Net income as reported                            $2,727    $    206
Add (deduct):
  Notes payable discount amortization                322          33
  Interest income on notes receivable                 64          97
  Depreciation differences                            96        (510)
  Unearned revenue                                    10          (1)
  Property dispositions - net                      2,057         442
  Other                                               (2)         75

Federal taxable income                          $  5,274    $    342

Federal taxable income per limited
 partnership unit                               $  77.92    $   5.17

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                     $   (972)
Differences resulted from:
  Deferred gain on property sales                    706
  Sales commissions and organization costs         6,749
  Interest income on notes receivable                689
  Construction interest and financing costs         (642)
  Reduction of rental properties due to
    lease payments                                   242
  Depreciation                                    (4,789)
  Unearned revenue                                    14
  Other                                               11

Net assets - Federal tax basis                  $  2,008

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                       Initial Cost
                                       To Partnership
                                                    Buildings        Cost
                                                   and Related    Capitalized
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

Torrey Pines             $  3,697       $  460      $ 4,595     $    1,020
St. Charleston              6,210          751        7,322          1,423
Sun River                   6,278        1,102        8,770            784
Gateway Park                1,518          484        1,135            176

Total                    $ 17,703       $2,797      $21,822     $    3,403

                          Gross Amount at Which Carried
                               At December 31, 1996
                         Buildings              Accumu-     Year     Date     Deprec-
                        And Related             lated        of       of       iable
                          Personal              Deprec-   Construc-  Acqui-     Life-
  Description    Land     Property    Total     iation      tion    sition     Years
Torrey Pines   $    455  $  5,620   $  6,075  $   3,095     1980     09/79   5-30 yrs.
St. Charleston      743     8,753      9,496      4,920     1980     09/79   5-30 yrs.
Sun River         1,090     9,566     10,656      5,169     1981     11/80   5-30 yrs.
Gateway Park        487     1,308      1,795        684     1977     10/80   5-39 yrs.

Total           $ 2,775  $ 25,247   $ 28,022  $  13,868

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Year Ended December 31,
                                               1996          1995
Investment Properties

Balance at beginning of year              $   41,575    $    48,937
  Property Improvements                          507          1,117
  Dispositions                               (14,060)        (8,479)

Balance at End of Year                    $   28,022    $    41,575

Accumulated Depreciation

Balance at beginning of year              $   19,115    $    21,751
  Additions charged to expense                   990          1,546
  Dispositions                                (6,237)        (4,182)

Balance at End of Year                    $   13,868    $    19,115

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $27,627,000 and $44,921,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $18,657,000 and $29,804,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Imowitz Koenig & Company, LLP regarding the 1996 and 1995 audits of the Partnership's financial statements.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner as of December 31, 1996, their ages and nature of all positions with FCMC presently held by them are as follows:

             Name                    Age                   Position

William H. Jarrard, Jr.               50        President and Director

Ronald Uretta                         41        Vice President and Treasurer

John K. Lines                         37        Vice President and Secretary

Kelley M. Buechler                    39        Assistant Secretary


William H. Jarrard, Jr. has been President and a Director of the Managing General Partner since June 1996 and Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10.  EXECUTIVE COMPENSATION.

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1997.

Name and address of               Amount and nature of
Beneficial Owner                  Beneficial Ownership               % of Class

Riverside Drive LLC (1)              26,615.05                          41.1%
All directors and
  executive officers as
  a group (4 persons)                    --                               --

(1) The business address for Riverside Drive L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Partnership as well as eleven affiliated limited partnerships.

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Partnership to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Riverside with the Securities and Exchange Commission, Riverside acquired 26,615.0543 limited partnership units or approximately 41% of the total limited partnership units of the Registrant for an aggregate purchase price of $6,204,700.

As a result of its ownership of 26,615.0543 limited partnership units, Riverside Drive L.L.C. ("Riverside") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

There are no arrangements known to the Managing General Partner, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):

                                                         1996        1995

 Property management fees (included in operating
  expenses)                                           $  277       $  262
 Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                              160          186

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the year ended December 31, 1995, are insurance premiums of approximately $184,000 which were paid to an affiliate of NPI, under a master insurance policy arranged by such affiliate.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The general partners received approximately $7,000 in partnership management fees for the year ended December 31, 1996. The general partners were not entitled to receive a fee for the year ended December 31, 1995.

For the year ended December 31, 1995, NPI Equity was paid fees of $5,000 relating to successful real estate tax appeals on the Partnership's investment properties. These fees are included in operating expenses.

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

On July 3, 1996, the general partners received a distribution of approximately $135,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's University Square and Broadway Trade properties (see "Note E"). On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's Wingren Plaza property. On October 17, 1995, the general partners received a distribution of $61,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Greenbriar Plaza Shopping Center and Duck Creek Shopping Center properties.

During 1996, an affiliate of Insignia acquired approximately 41% of the limited partnership units of the Partnership, as discussed in "Item 11" above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports of Form 8-K filed during the fourth quarter of 1996:  None.

                                     SIGNATURES

                         CENTURY PROPERTIES FUND XIV


                         By:  FOX CAPITAL MANAGEMENT CORPORATION
                              Its Managing General Partner

                         By:  /s/William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director

                         Date:       March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                   Title                               Date

/s/ William H. Jarrard, Jr.      President and Director         March 14, 1997
William H. Jarrard, Jr.

/s/Ronald Uretta                 Vice President and Treasurer   March 14, 1997
Ronald Uretta

                          CENTURY PROPERTIES FUND XIV
                                 EXHIBIT INDEX


   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit
                          2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

   2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 11, 1978, and thereafter supplemented, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-61526).

   27                     Financial Data Schedule.