Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XIV
filed 1997-04-29
CIK 278128

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


                For the quarterly period ended March 31, 1997


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


                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIV

                             CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 1997

Assets
  Cash and cash equivalents                                           $     2,287
  Receivables and deposits                                                    699
  Other assets                                                                405
  Investment properties:
       Land                                            $   2,775
       Buildings and related personal property            25,357
                                                          28,132
       Less accumulated depreciation                     (14,097)          14,035
                                                                      $    17,426

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $        42
  Tenant securities deposits                                                  163
  Accrued taxes                                                                84
  Other liabilities                                                           227
  Mortgage notes payable                                                   17,669

Partners' Deficit:
  General partners'                                    $      (1)
  Limited partners' (64,806 units issued and
        outstanding)                                        (758)            (759)
                                                                      $    17,426

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                        1997        1996
Revenues:
  Rental income                                    $    1,471    $  1,863
  Other income                                             91         165
  Gain on sale of properties                               --       2,947
      Total revenues                                    1,562       4,975

Expenses:
  Operating                                               621         910
  Interest                                                448         586
  Depreciation                                            228         295
  General and administrative                               52         132
      Total expenses                                    1,349       1,923

Income before extraordinary loss                          213       3,052

Extraordinary loss on extinguishment of debt               --        (315)

Net income                                          $     213    $  2,737

Net income allocated to general partners            $       4    $     55

Net income allocated to limited partners                  209       2,682
                                                    $     213    $  2,737

Net income per limited partnership unit:
 Income before extraordinary loss                   $    3.22    $  46.15
 Extraordinary loss on extinguishment of debt              --       (4.76)

Net income per limited partnership unit             $    3.22    $  41.39

Distributions per limited partnership unit          $      --    $  15.12


          See Accompanying Notes to Consolidated Financial Statements

c)                            CENTURY PROPERTIES FUND XIV

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General         Limited
                                     Units     Partners'       Partners'        Total
Original capital contributions     64,806       $    --      $  64,806      $  64,806

Partners' deficit at
  December 31, 1996                64,806       $    (5)     $    (967)     $    (972)

Net income for the three
  months ended March 31, 1997          --             4            209            213

Partners' deficit at
  March 31, 1997                   64,806      $     (1)    $     (758)     $    (759)

          See Accompanying Notes to Consolidated Financial Statements

d)                             CENTURY PROPERTIES FUND XIV

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                                  1997          1996
Cash flows from operating activities:
  Net income                                                   $    213     $  2,737
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                    228          295
    Amortization of loan costs, discounts and
      lease commissions                                              19           34
    Gain on sale of properties                                       --       (2,947)
    Extraordinary loss on extinguishment of debt                     --          315
    Change in accounts:
       Receivables and deposits                                      --           46
       Other assets                                                  19          (74)
       Accounts payable                                             (89)         195
       Tenant security deposit liabilities                           --          (58)
       Accrued taxes                                                 32          (90)
       Other liabilities                                            (14)         191

         Net cash provided by operating activities                  408          644

Cash flows from investing activities:
    Property improvements and replacements                         (110)         (45)
    Deposits to restricted escrows                                  (42)         (38)
    Withdrawals from restricted escrows                              80           22

    Proceeds from sale of properties                                 --        8,200

         Net cash (used in) provided by investing
            activities                                              (72)       8,139

Cash flows from financing activities:
    Payments of mortgage notes payable                              (34)      (1,613)
    Distributions to partners                                        --       (1,000)

         Net cash used in financing activities                      (34)      (2,613)

Net increase in cash and cash equivalents                           302        6,170

Cash and cash equivalents at beginning of period                  1,985        2,576

Cash and cash equivalents at end of period                    $   2,287     $  8,746

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $     431     $    546

              See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the three month periods ended March 31, 1997 and 1996 (in thousands):

                                                     For the Three Months Ended
                                                                March 31,
                                                           1997          1996
Property management fees (included in operating
  expenses)                                               $  72        $  62
Reimbursement for services of affiliates, including
  $2,000 of construction services reimbursements in
   1997 (included in general and administrative expenses,
   operating expenses, and investment properties)            31           77

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

NOTE D - DISTRIBUTIONS

On January 11, 1996, the Partnership distributed $980,000 ($15.12 per limited partner unit) to the limited partners and $20,000 to the general partners from the proceeds from the sale of Wingren Plaza in 1995.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                        Average
                                                       Occupancy
Property                                          1997         1996
Torrey Pines Village Apartments                    93%         94%
  Las Vegas, Nevada

St. Charleston Village Apartments                  95%         96%
  Las Vegas, Nevada

Gateway Park                                      100%         94%
  Dublin, California

Sun River Apartments                               97%         98%
  Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Gateway Park to the expansion of two tenants. Each tenant expanded their leased space by 1,200 square feet in 1996. The property also was able to re-lease space vacated by a former tenant, bringing occupancy at the property to 100%.

The Partnership earned net income for the three months ended March 31, 1997, of approximately $213,000 compared to approximately $2,737,000 for the corresponding period of 1996. The decrease in net income is attributable to the gain on the sale of the Broadway Trade Center and the University Square Shopping Center properties in the first quarter of 1996. Other income decreased primarily due to a decrease in interest income as a result of lower cash balances. Rental revenues also decreased as a result of the Partnership owning fewer properties in 1997. Partially offsetting the decrease in revenues was the decrease in operating, interest, and depreciation expenses attributable to the
property sales in 1996.    General and administrative expenses also decreased
during 1997 due to a decrease in expense reimbursements paid to affiliates of the Managing General Partner and to a decrease in professional fees incurred in the first quarter of 1997 compared to the first quarter of 1996. During the three month period ended March 31, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt. The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff. Included in operating expenses for the three months ended March 31, 1997, is approximately $2,000 of major repairs and maintenance. Included in operating expenses for the three months ended March 31, 1996, is approximately $108,000 of major repairs and maintenance comprised primarily of exterior repairs.

With respect to the remaining properties, rental income increased by $37,000 for the three months ended March 31, 1997, compared to the corresponding period of 1996, primarily due to an increase in rental rates at Sun River. Operating expenses decreased for the three months ended March 31, 1997, primarily due to a decrease in maintenance expense at St. Charleston Village Apartments.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $2,287,000 compared to approximately $8,746,000 at March 31, 1996. The decrease is primarily the result of the distribution in the third quarter of 1996 of net proceeds from the sales of the Partnership's properties which occurred during the first quarter of 1996. Net cash provided by operating activities decreased primarily as a result of the property sales in 1996 and decreases in accounts payable and other liabilities related to the timing of payments. Net cash provided by investing activities decreased due to the proceeds of the sale of Broadway Trade Center and University Square Shopping Center being received in 1996. Net cash used in financing activities decreased due to the distribution of proceeds from the sale of Wingren Plaza in January of 1996. Also contributing to the decrease in cash used in financing activities was the payoff of the mortgage notes encumbering Broadway Trade Center when the property was sold in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of $17,669,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996. No cash distributions were made during the first quarter of 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution from cash reserves in 1997.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended March 31, 1997.




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


                           CENTURY PROPERTIES FUND XIV


                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: April 28, 19987