Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XIV
filed 1997-08-06
CIK 278128

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


                 For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from.........to.........


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
                          (in thousands, except unit data)

                                 June 30, 1997

Assets
  Cash and cash equivalents                                               $ 2,519
  Receivables and deposits                                                    583
  Other assets                                                                399
  Investment properties:
       Land                                             $  2,775
       Buildings and related personal property            25,439
                                                          28,214
       Less accumulated depreciation                     (14,328)          13,886
                                                                          $17,387

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                        $    17
  Tenant security deposit payable                                             162
  Accrued property taxes                                                       54
  Other liabilities                                                           221
  Mortgage notes payable                                                   17,635

Partners' Deficit
  General partners'                                     $     --
  Limited partners' (64,806 units issued and
        outstanding)                                        (702)            (702)
                                                                          $17,387

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                          Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                          1997          1996          1997         1996
Revenues:
 Rental income                           $1,465        $1,430        $2,936       $3,293
 Other income                                91           167           182          332
 Gain on sale of properties                  --            65            --        3,012
   Total revenues                         1,556         1,662         3,118        6,637

Expenses:
 Operating                                  746           813         1,367        1,723
 Interest                                   447           478           895        1,064
 Depreciation                               232           234           460          529
 General and administrative                  74           119           126          251
   Total expenses                         1,499         1,644         2,848        3,567

Income before extraordinary loss             57            18           270        3,070
Extraordinary loss on
 extinguishment of debt                      --            --            --         (315)
Net income                               $   57        $   18        $  270       $2,755

Net income allocated
 to general partners (2%)                $    1        $   --        $    5       $   55
Net income allocated
 to limited partners (98%)                   56            18           265        2,700
                                         $   57        $   18        $  270       $2,755
Net income per limited
 partnership unit:
Income before extraordinary loss         $  .86        $  .27        $ 4.08       $46.42
Extraordinary loss on
 extinguishment of debt                      --            --            --        (4.76)
Net income per limited
 partnership unit                        $  .86        $  .27        $ 4.08       $41.66

Distributions per limited
 partnership unit                        $   --        $   --        $   --       $15.12

          See Accompanying Notes to Consolidated Financial Statements

c)                            CENTURY PROPERTIES FUND XIV

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General         Limited
                                    Units      Partners'       Partners'       Total
Original capital contributions     64,806      $    --         $64,806        $64,806

Partners' deficit at
  December 31, 1996                64,806      $    (5)        $  (967)       $  (972)

Net income for the six
  months ended June 30, 1997           --            5             265            270

Partners' deficit at
  June 30, 1997                    64,806      $    --         $  (702)       $  (702)

          See Accompanying Notes to Consolidated Financial Statements

d)                             CENTURY PROPERTIES FUND XIV

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1997          1996
Cash flows from operating activities:
  Net income                                                  $  270        $ 2,755
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                 460            529
    Amortization of loan costs, discounts and
      lease commissions                                           39             53
    Gain on sale of properties                                    --         (3,012)
    Extraordinary loss on extinguishment of debt                  --            315
    Change in accounts:
       Receivables and deposits                                   98            100
       Other assets                                                4            (82)
       Accounts payable                                         (114)            66
       Tenant security deposit payable                            (1)           (80)
       Accrued property taxes                                      2            (72)
       Other liabilities                                         (20)           140

         Net cash provided by operating activities               738            712

Cash flows from investing activities:
    Property improvements and replacements                      (192)          (157)
    Deposits to restricted escrows                               (80)           (76)
    Withdrawals from restricted escrows                          136             42
    Proceeds from sale of properties                              --          8,158

         Net cash (used in) provided by investing
            activities                                          (136)         7,967

Cash flows from financing activities:
    Mortgage principal payments                                  (68)        (1,635)
    Distributions to partners                                     --         (1,000)

         Net cash used in financing activities                   (68)        (2,635)

Net increase in cash and cash equivalents                        534          6,044

Cash and cash equivalents at beginning of period               1,985          2,576

Cash and cash equivalents at end of period                    $2,519        $ 8,620

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  862        $ 1,005
Supplemental disclosure of non-cash operating and
financial activities:
  Accrued interest assumed by purchaser of The Oaks           $   --        $   677
  Mortgage notes payable assumed by purchaser of The Oaks     $   --        $ 2,173

          See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and
(ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                       For the Six Months Ended
                                                                June 30,
                                                           1997         1996
Property management fees (included in operating
  expenses)                                               $ 145        $ 133
Reimbursement for services of affiliates
   (included in operating expenses and general and
   administrative expenses)                                  68          127

For the period from January 19, 1996 to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF INVESTMENT PROPERTIES

On April 26, 1996, the Partnership sold The Oaks Shopping Center, located in Beaumont, Texas. The buyer of the property assumed the outstanding debt on the property and the Partnership received net proceeds of $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of $65,000. The Partnership had previously recorded a $883,000 provision for impairment of value in 1992.

On March 7, 1996, the Partnership sold Broadway Trade Center located in San Antonio, Texas, to an unaffiliated third party for $3,825,000. After repayment of the first, second, and third mortgages totaling $1,591,000 and closing expenses of $244,000, the net proceeds received by the Partnership were $1,990,000. As a result of the loans being paid in full, an extraordinary loss representing the remaining unamortized mortgage discount of $315,000 was recorded. For financial statement purposes, the sale resulted in a gain of $1,531,000. The Partnership had previously recorded a $1,421,000 provision for impairment of value for the property.

On February 12, 1996, the Partnership sold University Square, located in Bozeman, Montana, to an unaffiliated third party for $4,850,000. After closing expenses of $231,000, the net proceeds received by the Partnership were $4,619,000. For financial statement purposes, the sale resulted in a gain of $1,416,000.

NOTE D - NOTE RECEIVABLE FROM PROPERTY SALE

The Partnership has a purchase money note receivable in the amount of $1,500,000 due in 1997. This note is not reported in the accompanying consolidated financial statements due to uncertainty regarding collectability.

NOTE E - DISTRIBUTIONS

On January 11, 1996, the Partnership distributed approximately $980,000 ($15.12 per limited partner unit) to the limited partners and approximately $20,000 to the general partners from the proceeds from the sale of Wingren Plaza in 1995.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                          1997         1996
Torrey Pines Village Apartments                    93%         93%
  Las Vegas, Nevada

St. Charleston Village Apartments                  94%         95%
  Las Vegas, Nevada

Gateway Park                                      100%         94%
  Dublin, California

Sun River Apartments                               96%         97%
  Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Gateway Park to the expansion of two tenants. Each tenant expanded their leased space by 1,200 square feet in 1996. The property also was able to re-lease space vacated by a former tenant, bringing occupancy at the property to 100%.

The Partnership's net income for the three and six months ended June 30, 1997, was approximately $57,000 and $270,000, respectively, compared to net income of approximately $18,000 and $2,755,000 for the corresponding periods ended June 30, 1996. The decrease in net income for the six months ended June 30, 1997, is attributable to the gain on the sale of the Broadway Trade Center, University Square Shopping Center, and The Oaks Shopping Center properties in the first six months of 1996. Other income decreased primarily due to a decrease in interest income as a result of lower cash balances. Rental revenues also decreased as a result of the Partnership owning fewer properties in 1997. Partially offsetting the decrease in revenues was the decrease in operating, interest, and depreciation expenses attributable to the property sales in 1996. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities.
The decrease in general and administrative expenses during the three and six month periods ended June 30, 1997, is directly attributable to the transition and relocation of the administrative offices during the first quarter of 1996. General and administrative expenses also decreased during 1997 due to a decrease in professional fees incurred in the six months ended June 30, 1997, compared to the corresponding period in 1996. During the six month period ended June 30, 1996, the Partnership incurred an extraordinary loss on extinguishment of the Broadway Trade debt. The extraordinary loss represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff. Included in operating expenses for the six months ended June 30, 1997, is approximately $39,000 of major repairs and maintenance comprised primarily of parking lot repairs and major landscaping. Included in operating expenses for the six months ended June 30, 1996, is approximately $161,000 of major repairs and maintenance comprised primarily of exterior building repairs and major landscaping.

With respect to the remaining properties, rental income increased by approximately $96,000 for the six months ended June 30, 1997, compared to the corresponding period of 1996, primarily due to an increase in rental rates at Sun River. Operating expenses decreased for the six months ended June 30, 1997, primarily due to a decrease in maintenance expense at St. Charleston Village Apartments.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $2,519,000 compared to approximately $8,620,000 at June 30, 1996. The decrease is primarily the result of the distribution in the third quarter of 1996 of net proceeds from the sales of the Partnership properties which occurred during the first six months of 1996. Net cash provided by operating activities increased slightly. Net cash used in investing activities increased due to the receipt of proceeds from the sale of Broadway Trade Center and University Square Shopping Center in 1996. Net cash used in financing activities decreased due to the distribution of proceeds from the sale of Wingren Plaza in January of 1996.
Also contributing to the decrease in cash used in financing activities was the payoff of the mortgage notes encumbering Broadway Trade Center when the property was sold in 1996.

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

The Partnership's remaining commercial property, Gateway Park, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1997. Upon the sale of this property, it is anticipated that the proceeds will be distributed.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $17,635,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On January 11, 1996, the Partnership distributed approximately $980,000 ($15.12 per unit) to the limited partners and approximately $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996. No cash distributions were made during the first six months of 1997. Currently, the Managing General Partner is planning a distribution from cash reserves during the third quarter of 1997.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1997.




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

                           Date: August 6, 1997