Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XIV
filed 1997-11-04
CIK 278128

FORM 10-QSB--QUARTERLY OR TRANSITIONAL
                       REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1997


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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIV

                             CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                          (in thousands, except unit data)

                               September 30, 1997

Assets
  Cash and cash equivalents                                               $ 5,030
  Receivables and deposits                                                    504
  Other assets                                                                372
  Investment properties:
     Land                                               $  2,288
     Buildings and related personal property              24,237
                                                          26,525
     Less accumulated depreciation                       (13,846)          12,679
                                                                          $18,585

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                        $    63
  Tenant security deposits payable                                            140
   Accrued property taxes                                                      73
   Other liabilities                                                          228
   Mortgage notes payable                                                  16,097

Partners' Capital
  General partners'                                     $     39
  Limited partners' (64,806 units issued and
        outstanding)                                       1,945            1,984
                                                                          $18,585

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                          1997          1996          1997         1996
Revenues:
 Rental income                         $ 1,404       $ 1,447       $ 4,340        $ 4,740
 Other income                              119            89           301            421
 Gain on sale of properties              2,813            --         2,813          3,012
   Total revenues                        4,336         1,536         7,454          8,173

Expenses:
 Operating                                 896           783         2,263          2,506
 Interest                                  431           448         1,326          1,512
 Depreciation                              233           222           693            751
 General and administrative                 71            58           197            309
   Total expenses                        1,631         1,511         4,479          5,078

Income before extraordinary loss         2,705            25         2,975          3,095

Extraordinary loss on early
 extinguishment of debt                    (19)           --           (19)          (315)

Net income                             $ 2,686       $    25       $ 2,956        $ 2,780

Net income allocated
 to general partners                   $    39       $    --       $    44        $   129
Net income allocated
 to limited partners                     2,647            25         2,912          2,651
                                       $ 2,686       $    25       $ 2,956        $ 2,780
Net income per limited
 partnership unit:
Income before extraordinary loss       $ 41.13       $   .39       $ 45.22        $ 45.67
Extraordinary loss on early
 extinguishment of debt                   (.29)           --          (.29)         (4.76)
Net income per limited
 partnership unit                      $ 40.84       $   .39       $ 44.93        $ 40.91

Distributions per limited
 partnership unit                      $    --       $102.11       $    --        $117.23

          See Accompanying Notes to Consolidated Financial Statements


c)                            CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                     Units     Partners'      Partners'        Total
Original capital contributions     64,806      $    --       $  64,806      $  64,806

Partners' deficit at
  December 31, 1996                64,806      $    (5)      $    (967)     $    (972)

Net income for the nine months
  ended September 30, 1997             --           44           2,912          2,956

Partners' capital at
  September 30, 1997               64,806     $     39      $    1,945      $   1,984

              See Accompanying Notes to Consolidated Financial Statements

d)                             CENTURY PROPERTIES FUND XIV

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                  1997        1996
Cash flows from operating activities:
  Net income                                                    $ 2,956     $ 2,780
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                    693         751
    Amortization of loan costs, discounts and
      lease commissions                                              56          74
    Gain on sale of properties                                   (2,813)     (3,012)
    Extraordinary loss on early extinguishment of debt               19         315
    Change in accounts:
       Receivables and deposits                                     218         133
       Other assets                                                 (21)        (50)
       Accounts payable                                             (68)         11
       Tenant security deposits payable                             (23)        (66)
       Accrued property taxes                                        21         (40)
       Other liabilities                                            (13)        137

         Net cash provided by operating activities                1,025       1,033

Cash flows from investing activities:
    Property improvements and replacements                         (298)       (272)
    Deposits to restricted escrows                                 (121)       (114)
    Withdrawals from restricted escrows                             136          53
    Proceeds from sale of properties                              3,909       8,158

         Net cash provided by investing activities                3,626       7,825

Cash flows from financing activities:
    Mortgage principal payments                                    (100)        (76)
    Repayment of mortgage                                        (1,506)     (1,591)
    Distributions to partners                                        --      (7,752)

         Net cash used in financing activities                   (1,606)     (9,419)

Net increase (decrease) in cash and cash equivalents              3,045        (561)

Cash and cash equivalents at beginning of period                  1,985       2,576

Cash and cash equivalents at end of period                      $ 5,030     $ 2,015

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,282     $ 1,436
Supplemental disclosure of non-cash operating and
 financing activities:
  Accrued interest assumed by purchaser of The Oaks             $    --     $   667
  Mortgage notes payable assumed by purchaser of The Oaks       $    --     $ 2,173

              See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                           For the Nine Months Ended
                                                                    September 30,
                                                               1997          1996
Property management fees (included in operating
  expenses)                                                 $   217       $  204
Reimbursement for services of affiliates, including
  $3,000 and $4,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in operating and general and
   administrative expenses)                                     106          131
Partnership management fee (included in general                  --            7
   and administrative expenses)


For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF INVESTMENT PROPERTIES

On August 13, 1997, the Partnership sold Gateway Business Park, located in Dublin, California, to an unaffiliated third party for $2,600,000. After repayment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $903,000. For financial statement purposes, the sale resulted in a gain of approximately $1,313,000. An extraordinary loss of approximately $19,000 representing the write off of the unamortized loan costs related to the payoff of the mortgage note payable has been recorded.

In connection with the sale of the Waverley Apartments in 1987, the Partnership received a note for $1,500,000 with a maturity date of July 1997. The note receivable was offset by deferred proceeds on the consolidated balance sheet. The note receivable was collected in September 1997, and is reflected as a gain on sale of property on the consolidated statements of operations for the three and nine months ended September 30, 1997.

On April 26, 1996, the Partnership sold The Oaks Shopping Center, located in Beaumont, Texas. The buyer of the property assumed the outstanding debt on the property and the Partnership received net proceeds of approximately $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of approximately $65,000. The Partnership had previously recorded a $883,000 provision for impairment of value in 1992.

On March 7, 1996, the Partnership sold Broadway Trade Center located in San Antonio, Texas, to an unaffiliated third party for approximately $3,825,000. After repayment of the first, second, and third mortgage notes payable and closing expenses, the net proceeds received by the Partnership were approximately $1,990,000. For financial statement purposes, the sale resulted in a gain of approximately $1,531,000. As a result of the loans being paid in full, an extraordinary loss representing the remaining unamortized mortgage discount of approximately $315,000 was recorded. The Partnership had previously recorded a $1,421,000 provision for impairment of value for the property.

On February 12, 1996, the Partnership sold University Square, located in Bozeman, Montana, to an unaffiliated third party for approximately $4,850,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $4,619,000. For financial statement purposes, the sale resulted in a gain of approximately $1,416,000.

NOTE D - DISTRIBUTIONS

On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per limited partner unit) to the limited partners and approximately $135,000 to the general partners. The distribution primarily represented proceeds from the sales of University Square and Broadway Trade during the first quarter of 1996.

On January 11, 1996, the Partnership distributed approximately $980,000 ($15.12 per limited partner unit) to the limited partners and approximately $20,000 to the general partners from the proceeds from the sale of Wingren Plaza in 1995.

No distributions were made during the nine month period ended September 30, 1997.

NOTE E - PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations for the six months ended June 30, 1997 and 1996, give effect to the sale of Gateway Park. The adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on August 13, 1997.

The pro forma adjustments required are to eliminate the operating activity of Gateway Park. These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect for the periods presented or that may be achieved in the future.

                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Six Months ended June 30, 1997
                          (in thousands, except unit data)

                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Revenues:
 Rental income                                $    2,936    $     (180)   $     2,756
 Other income                                        182            (1)           181
   Total revenues                                  3,118          (181)         2,937

Expenses:
 Operating                                         1,367           (40)         1,327
 Interest                                            895           (66)           829
 Depreciation                                        460           (23)           437
 General and administrative                          126            --            126
   Total expenses                                  2,848          (129)         2,719


Net income                                    $      270    $      (52)   $       218
Net income per limited partnership unit       $     4.08    $     (.79)   $      3.29



                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Six Months ended June 30, 1996
                          (in thousands, except unit data)


                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Revenues:
 Rental income                                $    3,293    $     (170)   $     3,123
 Other income                                        332            --            332
 Gain on sale of property                          3,012            --          3,012
   Total revenues                                  6,637          (170)         6,467

Expenses:
 Operating                                         1,723           (41)         1,682
 Interest                                          1,064           (99)           965
 Depreciation                                        529           (24)           505
 General and administrative                          251            --            251
   Total expenses                                  3,567          (164)         3,403

Income before extraordinary item                   3,070            (6)         3,064
Extraordinary loss on early extinguishment
 of debt                                            (315)           --           (315)
Net income                                    $    2,755    $       (6)   $     2,749
Net income per limited partnership unit       $    41.66    $     (.09)   $     41.57


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
Property                                          1997         1996

St. Charleston Village Apartments                  94%         95%
  Las Vegas, Nevada

Sun River Apartments                               96%         98%
  Tempe, Arizona

Torrey Pines Village Apartments                    92%         94%
  Las Vegas, Nevada

The Partnership earned net income for the nine months ended September 30, 1997 and 1996, of approximately $2,956,000 and $2,780,000, respectively. For the three months ended September 30, 1997 and 1996, the Partnership earned net income of approximately $2,686,000 and $25,000, respectively. Included in income for the three and nine month periods ended September 30, 1997, is approximately $2,813,000 in gains from the sale of Gateway Park in August 1997 and the sale of the Waverley Apartments in 1987 (see "Item 1. Note C - Disposition of Investment Properties"). Included in income for the nine months ended September 30, 1996, is approximately $3,012,000 in gains from the sales of Broadway Trade Center, University Square Shopping Center, and The Oaks Shopping Center in the first six months of 1996. The decreases in rental income and operating, interest, and depreciation expenses for the nine month period are primarily attributable to the property sales in 1997 and 1996. Operating expenses increased for the three month period ended September 30, 1997, from the corresponding period in 1996 due to increased rental concessions, maintenance salaries and sewer expenses. For the three and nine month periods ended September 30, 1997, other income decreased primarily due to a decrease in interest income as a result of lower average cash balances. General and administrative expenses decreased during 1997 primarily due to a decrease in professional fees and administrative costs incurred in the nine months ended September 30, 1997, compared to the corresponding period in 1996. Administrative costs associated with the cash distributions decreased as a result of no distributions being made in the first nine months of 1997 compared to two distributions being made in the first nine months of 1996. Professional fees decreased as a result of the partnership owning fewer properties. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the nine month period ended September 30, 1997, is also partially attributable to the decrease in expense reimbursements related to the transition and relocation of the administrative offices during the first quarter of 1996. During the nine month periods ended September 30, 1997 and 1996, the Partnership incurred extraordinary losses on extinguishment of the Gateway Park debt in 1997 and the extinguishment of the Broadway Trade debt in 1996. The extraordinary loss in 1997 represents the remaining unamortized loan costs related to the Gateway Park debt at the time of its payoff. The extraordinary loss in 1996 represents the remaining unamortized mortgage discount of the Broadway Trade debt at the time of its payoff.

With respect to the remaining properties, rental income increased by approximately $90,000 for the nine months ended September 30, 1997, compared to the corresponding period of 1996, primarily due to an increase in rental rates at Sun River. Total expenses at the remaining properties remained relatively stable for the nine month periods ended September 30, 1997 and 1996.

Included in operating expenses for the nine months ended September 30, 1997, is approximately $94,000 of major repairs and maintenance comprised primarily of parking lot repairs and major landscaping. Included in operating expenses for the nine months ended September 30, 1996, is approximately $208,000 of major repairs and maintenance comprised primarily of interior and exterior building repairs and major landscaping.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $5,030,000 compared to approximately $2,015,000 at September 30, 1996. Net cash provided by operating activities remained relatively stable. Net cash provided by investing activities decreased due to proceeds from the sales of Broadway Trade Center and University Square Shopping Center in 1996 being greater than the proceeds received for the sale of Gateway in 1997. Net cash used in financing activities decreased due to a distribution of proceeds from the sale of Wingren Plaza in January 1996 and a distribution in July 1996 of proceeds from the sales of Broadway Trade Center and University Square Shopping Center. No distributions were made for the nine months ended September 30, 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $16,097,000 matures on July 1, 2001, with balloon payments due at maturity at which time the properties will either be refinanced or sold. On January 11, 1996, the Partnership distributed approximately $980,000 ($15.12 per limited partner unit) to the limited partners and approximately $20,000 to the general partners from the proceeds from the sale of Wingren Plaza in 1995. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per limited partner unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996. The Managing General Partner is currently planning a distribution from cash reserves and from proceeds from the sale of Gateway Park during the fourth quarter of 1997.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: A Form 8-K dated August 13, 1997, was filed by the Partnership reporting the sale of Gateway Park on August 27, 1997.




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


                           Date: November 4, 1996