Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XIV
filed 1998-03-12
CIK 278128

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                 SECTION 13 OR 15(D)

                                     FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

         For the transition period from         to

                         Commission file number 0-9242

                          CENTURY PROPERTIES FUND XIV
                 (Name of small business issuer in its charter)

       California                                               94-2535195
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                                 29602
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $8,927,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Century Properties Fund XIV (the "Partnership" or the "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

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

From June 1979 through December 1979, the Partnership offered and sold $64,806,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase nineteen income-producing real properties, or interest therein. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Partnership presently owns three residential apartment complexes located in Nevada and Arizona. The Partnership sold three of its properties in 1995, three in 1996, and one in 1997. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties and "Item 6. Management's Discussion and Analysis or Plan of Operation" for a description of the 1996 and 1997 sales of the Partnership's properties.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment properties. See "Item 12. Certain Relationships and Related Transactions" for discussion of transactions with affiliated parties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins, and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Change in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" for information on the directors and executive officers of the Partnership.

Tender Offers

On January 19, 1996, DeForest Ventures I L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (26,615.0543 units representing approximately 41% of the total outstanding units at such time) to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. As a result, Riverside could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired. In addition to the foregoing units, Insignia Properties L.P. ("IPLP"), an affiliate of Insignia, acquired 2,926 units pursuant to its December 17, 1997, tender offer. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for additional information with respect to this tender offer.


ITEM 2. DESCRIPTION OF PROPERTIES.

The following table sets forth the Partnership's remaining investment properties:


                                      Date of         Type of
Property                             Purchase        Ownership               Use
Torrey Pines Village Apartments        09/79     Fee ownership subject    Apartment
  Las Vegas, Nevada                              to a first mortgage      204 units

St. Charleston Village                 09/79     Fee ownership subject    Apartment
 Apartments                                      to a first mortgage      312 units
  Las Vegas, Nevada

Sun River Apartments                   11/80     Fee ownership subject    Apartment
  Tempe, Arizona                                 to a first mortgage      334 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                        Gross
                      Carrying    Accumulated                      Federal
Property                Value    Depreciation    Rate    Method   Tax Basis

Torrey Pines          $ 6,171     $  3,302       5-30      SL      $ 2,309
St. Charleston          9,659        5,243       5-30      SL        3,556
Sun River              10,829        5,529       5-30      SL        1,659
  Total              $ 26,659     $ 14,074                         $ 7,524

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):

                      Principal                                      Principal
                     Balance At                                       Balance
                    December 31,   Interest     Period    Maturity    Due At
Property                 1997        Rate     Amortized     Date     Maturity

Torrey Pines         $  3,670        9.88%     30 years    7/1/01   $  3,552
St. Charleston          6,165        9.88%     30 years    7/1/01      5,967
Sun River               6,232        9.88%     30 years    7/1/01      6,032
   Total             $ 16,067

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual               Average
                                 Rental Rates               Occupancy
Property                     1997           1996        1997        1996

Torrey Pines            $6,782/unit    $6,654/unit       91%         94%
St. Charleston           6,929/unit     6,763/unit       93%         95%
Sun River                7,125/unit     6,708/unit       95%         97%

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

Real estate taxes (in thousands) and rates in 1997 for each property were:

                                              1997        1997
                                            Billing       Rate

            Torrey Pines                     $ 82        3.01%
            St. Charleston                    126        3.01%
            Sun River                          98        1.23%

ITEM 3. LEGAL PROCEEDINGS.

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS.

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of January 1, 1998, the number of holders of Limited Partnership Units was 3,605. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

On November 12, 1997, the Partnership distributed approximately $1,478,000 ($22.81 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the proceeds received from the sale of the Partnership's Gateway Park property and from the Partnership's operations.

On January 11, 1996, the Partnership distributed $980,000 ($15.12 per limited partnership unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per limited partnership unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds from the sales of University Square and Broadway Trade during the first quarter of 1996.

During the first quarter of 1998, the Partnership plans to distribute approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds from the Waverley Apartments note and from operations. The Managing General Partner anticipates making a distribution during the second half of 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997, of approximately $2,877,000 versus $2,727,000 for the year ended December 31, 1996. Included in net income for the year ended December 31, 1997, is approximately $2,813,000 in gains from the sale of the Partnership's Gateway Park property in 1997, and the collection of a note receivable, which had previously been fully reserved due to uncertainty regarding collectability, related to the sale in 1987 of the Partnership's Waverley Apartments (see discussion below). Included in net income for the year ended December 31, 1996, is approximately $3,012,000 in gains on the sales of the Partnership's Broadway Trade Center, University Square Shopping Center, and the Oaks Shopping Center properties. The sale of the properties in 1996 and 1997 is largely responsible for the overall decrease in rental income, other income, operating expenses, depreciation expense, property tax expense, and interest expense. Also contributing to the decrease in other income was a decrease in interest income due to lower average cash balances in 1997 compared to 1996. Average cash balances were higher in 1996 due to timing of the distribution of property sale proceeds. General and administrative expenses decreased during 1997 due to a decrease in professional fees from 1996. Professional fees for auditing and legal expenses decreased as the result of the Partnership owning fewer properties in 1997. During the year ended December 31, 1997 and 1996, the Partnership incurred extraordinary losses on the early extinguishment of the Gateway Park debt in 1997 and the Broadway Trade Center debt in 1996. The extraordinary loss in 1997 of approximately $19,000 represents the remaining unamortized loan costs related to the Gateway Park debt at the time of its payoff. The extraordinary loss in 1996 of approximately $315,000 represents the remaining unamortized mortgage discount of the Broadway Trade Center debt at the time of its payoff.

With respect to the Partnership's remaining properties at December 31, 1997, rental revenues increased by approximately $66,000 when compared with the year ended December 31, 1996, due to increased rental rates which were partially offset by small decreases in occupancy at all three of the remaining properties in 1997. Depreciation, interest, and property tax expenses at the remaining properties for the year ended December 31, 1997, were consistent with the year ended December 31, 1996.

Included in operating expenses of the remaining properties is approximately $130,000 of major repairs and maintenance comprised primarily of parking lot repairs and landscaping during the year ended December 31, 1997. At the remaining properties, approximately $290,000 of major repairs and maintenance comprised primarily of exterior building repairs, landscaping, and swimming pool repairs was spent during the year ended December 31, 1996.

On August 13, 1997, the Partnership sold Gateway Business Park located in Dublin, California, to an unaffiliated third party for $2,600,000. After repayment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $903,000. For financial statement purposes, the sale resulted in a gain of approximately $1,313,000. An extraordinary loss of approximately $19,000 representing the write off of the unamortized loan costs related to the payoff of the mortgage note payable has been recorded.

In connection with the sale of the Waverley Apartments in 1987, the Partnership received a note for $1,500,000 with a maturity date of July 1997. The note receivable was, however, collected in September 1997, and, as a result, is reflected as a gain on sale of property on the consolidated statement of operations for the year ended December 31, 1997. Previously, the note was fully reserved due to uncertainty regarding collectability.

On April 26, 1996, the Partnership sold The Oaks Shopping Center located in Beaumont, Texas, to an unaffiliated third party. The buyer of the property assumed the outstanding debt on the property and the Partnership received net proceeds of approximately $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of approximately $65,000. The Partnership had previously recorded a $883,000 provision for impairment of value in 1992.

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

On February 12, 1996, the Partnership sold University Square located in Bozeman, Montana, to an unaffiliated third party for approximately $4,850,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $4,619,000. For financial statement purposes, the sale resulted in a gain of approximately $1,416,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $3,524,000 compared to approximately $1,985,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $1,539,000 compared to a net decrease of approximately $591,000, for the comparable period in 1996. Net cash provided by operating activities remained relatively constant. Net cash provided by investing activities decreased due to proceeds from the sale of Broadway Trade Center and University Square Shopping Center in 1996 being greater than the proceeds received from the sale of Gateway Park in 1997 and from the note collected for the sale of the Waverley Apartments. Net cash used in financing activities decreased due to a distribution of proceeds from the sale of Wingren Plaza in January 1996 and a distribution in July 1996 of proceeds from the sales of Broadway Trade Center and University Square Shopping Center exceeding the 1997 distribution of the proceeds from the sale of Gateway Park and cash from operations.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $16,067,000 matures in July, 2001, with balloon payments totaling approximately $15,551,000 due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. On November 12, 1997, the Partnership distributed approximately $1,478,000 ($22.81 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the proceeds received from the sale of the Partnership's Gateway Park property and the Partnership's operations. On January 11, 1996, the Partnership distributed $980,000 ($15.12 per limited partnership unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per limited partnership unit) to the limited partners and approximately $135,000 to the general partners. This distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996. During the first quarter of 1998, the Partnership plans to distribute approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds from the Waverley Apartments note and from operations.


Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS.

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and
   1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
   1996

  Notes to Consolidated Financial Statements





                          Independent Auditors' Report







To the Partners
Century Properties Fund XIV
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV (a limited partnership)(the "Partnership") and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV and its subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York, NY
January 15, 1998

                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)



Assets
 Cash and cash equivalents                                  $ 3,524
 Receivables and deposits                                       322
 Restricted escrows                                             237
 Other assets                                                   328
 Investment properties (Notes A, D, and G):
     Land                                        $ 2,288
     Buildings and related personal property      24,371
                                                  26,659
     Less accumulated depreciation               (14,074)    12,585
                                                            $16,996

Liabilities and Partners' Capital

Liabilities
 Accounts payable                                           $   129
 Tenant security deposits payable                               139
 Accrued property taxes                                          49
 Other liabilities                                              215
 Mortgage notes payable (Note C)                             16,067

Partners' Capital
 General partners'                               $     8
 Limited partners' (64,806 units issued
     and outstanding)                                389        397
                                                            $16,996

          See Accompanying Notes to Consolidated Financial Statements




                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                                        Years Ended
                                                                         December 31,
                                                                     1997        1996
Revenues:
  Rental income                                                   $  5,701    $  6,211
  Other income                                                         413         507
  Gain on sale of properties (Note D and E)                          2,813       3,012

      Total revenues                                                 8,927       9,730

Expenses:
  Operating                                                          2,724       2,996
  General and administrative                                           329         394
  Depreciation                                                         921         990
  Interest                                                           1,739       1,957
  Property taxes                                                       318         351

     Total expenses                                                  6,031       6,688

Income before extraordinary loss                                     2,896       3,042

Extraordinary loss on early extinguishment of debt (Note D)            (19)       (315)

Net income                                                        $  2,877    $  2,727

Net income allocated to general partners                          $     43    $    124

Net income allocated to limited partners                             2,834       2,603
                                                                  $  2,877    $  2,727
Net income per limited partnership unit:

Income before extraordinary loss                                  $  44.02    $  44.93
Extraordinary loss on early extinguishment of debt                    (.29)      (4.76)

Net income per limited partnership unit                           $  43.73    $  40.17

Distributions per limited partnership unit                        $  22.81    $ 117.23

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XIV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units      Partners'    Partners'   Total

Original capital contributions     64,806       $     --    $ 64,806    $64,806

Partners' capital at
December 31, 1995                  64,806       $     26    $  4,027    $ 4,053

Distributions to partners              --           (155)     (7,597)    (7,752)

Net income for the year
ended December 31, 1996                --            124       2,603      2,727

Partners' deficit at
December 31, 1996                  64,806             (5)       (967)      (972)

Distributions to partners              --            (30)     (1,478)    (1,508)

Net income for the year
ended December 31, 1997                --             43       2,834      2,877

Partners' capital at
December 31, 1997                  64,806       $      8    $    389    $   397

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Years Ended
                                                                       December 31,
                                                                    1997        1996
Cash flows from operating activities:
  Net income                                                     $  2,877    $  2,727
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                     921         990
     Amortization of loan costs, discounts and
        lease commissions                                              72          94
     Gain on sale of properties                                    (2,813)     (3,012)
     Extraordinary loss on extinguishment of debt                      19         315
     Change in accounts:
       Receivables and deposits                                       203         174
       Other assets                                                     7         (71)
       Accounts payable                                                (2)        117
       Tenant security deposits payable                               (24)        (66)
       Accrued property taxes                                          (3)        (91)
       Other liabilities                                              (26)        116

          Net cash provided by operating activities                 1,231       1,293

Cash flows from investing activities:
  Property improvements and replacements                             (432)       (507)
  Net deposits to restricted escrows                                  (25)        (83)
  Proceeds from sale of properties                                  3,909       8,158

          Net cash provided by investing activities                 3,452       7,568

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (130)       (109)
  Repayment of mortgage notes payable                              (1,506)     (1,591)
  Distributions to partners                                        (1,508)     (7,752)

          Cash used in financing activities                        (3,144)     (9,452)

Net increase (decrease) in cash and cash equivalents                1,539        (591)

Cash and cash equivalents at beginning of year                      1,985       2,576

Cash and cash equivalents at end of year                         $  3,524    $  1,985

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  1,679    $  1,866

Supplemental disclosure of non-cash operating and
  financing activities:
  Accrued interest assumed by purchaser of The Oaks              $     --    $    667

  Mortgage notes payable assumed by purchaser of
   The Oaks                                                      $     --    $  2,173

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIV

                   Notes to Consolidated Financial Statements

                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XIV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes located in Nevada and Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership owns a 99% interest in each of the partnerships and it has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance. Due to significant prepayment penalties associated with portions of the debt, it would not be beneficial to the Partnership to refinance those obligations.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and five to seven years for furnishings.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising Costs:

Advertising costs of approximately $90,000 in 1997 and $85,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Deferred Costs:

Deferred costs represent financing costs and lease commissions. Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. At December 31, 1997, deferred financing costs totaled approximately $438,000 and are included in other assets. At December 31, 1997, accumulated amortization of deferred financing costs totaled approximately $219,000. Deferred leasing commissions related to Gateway Park, which was sold on August 13, 1997, were amortized over the life of the applicable lease. Such amortization was charged to operating expenses.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity until December 31, 1996 at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):

                                                         1997        1996

Property management fees (included in operating
  expenses)                                           $  288      $  277
Reimbursement for services of affiliates, including
  $4,000 and $8,000 of construction service
  reimbursements in 1997 and 1996, respectively
  (included in operating and general and
  administrative expenses)                               147         160

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The general partners received approximately $67,000 and $7,000 in partnership management fees for the years ended December 31, 1997, and 1996, respectively.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997.

In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income and taxable income. Gains from dispositions of Partnership properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder after allocation to the limited partners to the extent of the deficit in their capital accounts.

On November 12, 1997, the general partners received a distribution of approximately $30,000 representing the general partners' two percent interest in cash available for distributions, which was from the proceeds received on the sale of the Partnership's Gateway Park property (see "Note D") and from the Partnership's operations.

On July 3, 1996, the general partners received a distribution of approximately $135,000, representing the general partners' two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's University Square and Broadway Trade properties (see "Note D"). On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners' two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's Wingren Plaza property (see "Note D").


NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                    Principal       Monthly                          Principal
                    Balance At      Payment                           Balance
                   December 31,    Including    Interest  Maturity    Due At
     Property         1997          Interest      Rate      Date     Maturity

Torrey Pines         $ 3,670        $   33       9.88%     7/1/01   $  3,552
St. Charleston         6,165            55       9.88%     7/1/01      5,967
Sun River              6,232            55       9.88%     7/1/01      6,032
                     $16,067        $  143

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows:

             1998                       $   130
             1999                           143
             2000                           158
             2001                        15,636
             Total                      $16,067

Amortization of deferred financing costs totaled approximately $66,000 and $68,000 for 1997 and 1996, respectively.

NOTE D - DISPOSITION OF RENTAL PROPERTIES

On August 13, 1997, the Partnership sold Gateway Business Park located in Dublin, California, to an unaffiliated third party for $2,600,000. After repayment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $903,000. For financial statement purposes, the sale resulted in a gain of approximately $1,313,000. An extraordinary loss of approximately $19,000 representing the write off of the unamortized loan costs related to the payoff of the mortgage note payable has been recorded.

On April 26, 1996, the Partnership sold The Oaks Shopping Center located in Beaumont, Texas, to an unaffiliated third party. The buyer of the property assumed the outstanding debt on the property, and the Partnership received net proceeds of approximately $1,000. As a result of the sale, the Partnership paid a disposition fee of approximately $16,000. For financial statement purposes, the sale resulted in a gain of approximately $65,000. The Partnership had previously recorded a $883,000 provision for impairment of value in 1992.

On March 7, 1996, the Partnership sold Broadway Trade Center located in San Antonio, Texas, to an unaffiliated third party for approximately $3,825,000. After repayment of the first, second, and third mortgages notes payable and closing expenses, the net proceeds received by the Partnership were approximately $1,990,000. For financial statement purposes, the sale resulted in a gain of approximately $1,531,000. As a result of the loans being paid in full, an extraordinary loss representing the remaining unamortized mortgage discount of approximately $315,000 was recorded. The Partnership had previously recorded a $1,421,000 provision for impairment of value for the property.

On February 12, 1996, the Partnership sold University Square located in Bozeman, Montana, to an unaffiliated third party for approximately $4,850,000. After the payment of closing expenses, the net proceeds received by the Partnership were approximately $4,619,000. For financial statement purposes, the sale resulted in a gain of approximately $1,416,000.

NOTE E - NOTE RECEIVABLE FROM PROPERTY SALE

In connection with the sale of the Waverley Apartments in 1987, the Partnership received a note for $1,500,000 with a maturity date of July 1997. The note receivable was, however, collected in September 1997, and, as a result, reflected as a gain on sale of property on the consolidated statement of operations for the year ended December 31, 1997. Previously, the note was fully reserved due to uncertainty regarding collectability.

NOTE F - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data)

                                                   1997        1996

Net income as reported                          $  2,877    $  2,727
Add (deduct):
 Collection of note receivable                    (1,500)         --
  Mortgage notes payable discount amortization        --         322
  Interest income on notes receivable                104          64
  Depreciation differences                           300          96
  Unearned revenue                                    --          10
  Property dispositions - net                       (166)      2,057
  Other                                              (16)         (2)

Federal taxable income                          $  1,599    $  5,274

Federal taxable income per limited
 partnership unit                               $  24.18    $  77.92


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                          $    397
Differences resulted from:
  Sales commissions and organization costs         6,749
  Construction interest and financing costs         (639)
  Reduction of rental properties due to
    lease payments                                   242
  Depreciation                                    (4,674)
  Unearned revenue                                    14
  Other                                               11
Net assets - Federal tax basis                  $  2,100

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                       Initial Cost
                                       To Partnership

                                                    Buildings      Net Costs
                                                   and Related    Capitalized
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

Torrey Pines             $  3,670       $  460      $ 4,595        $  1,116
St. Charleston              6,165          751        7,322           1,586
Sun River                   6,232        1,102        8,770             957

Total                    $ 16,067       $2,313      $20,687        $  3,659

                              Gross Amount at Which Carried
                                   At December 31, 1997
                            Buildings             Accumu-     Year     Date   Deprec-
                           And Related             lated       of       of     iable
                             Personal             Deprec-  Construc-  Acqui-   Life-
   Description      Land     Property    Total    iation      tion    sition   Years
Torrey Pines      $  455     $ 5,716    $ 6,171   $ 3,302     1980    09/79   5-30 yrs.
St. Charleston       743       8,916      9,659     5,243     1980    09/79   5-30 yrs.
Sun River          1,090       9,739     10,829     5,529     1981    11/80   5-30 yrs.

Total             $2,288     $24,371    $26,659   $14,074


Reconciliation of Investment Properties and Accumulated Depreciation:

                                       Years Ended December 31,
                                         1997         1996
Investment Properties

Balance at beginning of year         $   28,022  $   41,575
  Property improvements                     432         507
  Dispositions                           (1,795)    (14,060)

Balance at end of year               $   26,659  $   28,022

Accumulated Depreciation

Balance at beginning of year         $   13,868  $   19,115
  Additions charged to expense              921         990
  Dispositions                             (715)     (6,237)

Balance at end of year               $   14,074  $   13,868

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $26,266,000 and $27,627,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $18,742,000 and $18,657,000, respectively.

NOTE H - DISTRIBUTIONS

On November 12, 1997, the Partnership distributed approximately $1,478,000 ($22.81 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the proceeds received from the Partnership's Gateway Park property and from the Partnership's operations.

On January 11, 1996, the Partnership distributed $980,000 ($15.12 per limited partnership unit) to the limited partners and $20,000 to the general partners from the proceeds received from the sale of the Partnership's Wingren Plaza property. On July 3, 1996, the Partnership distributed approximately $6,617,000 ($102.11 per limited partnership unit) to the limited partners and $135,000 to the general partners. The distribution primarily represented proceeds received from the sales of University Square and Broadway Trade during the first quarter of 1996.

NOTE I - SUBSEQUENT EVENT

During the first quarter of 1998, the Partnership plans to distribute approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds from the Waverley Apartments note and from operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 and 1996 audits of the Partnership's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Century Properties Fund XIV (the "Partnership") does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner as of January 29, 1998, their ages and nature of all positions with FCMC presently held by them are as follows:

      Name                         Age        Position

      William H. Jarrard, Jr.       51    President and Director

      Ronald Uretta                 41    Vice President and Treasurer

      Martha L. Long                38    Controller

      Robert D. Long, Jr.           30    Vice President

      Daniel M. LeBey               32    Vice President and Secretary

      Kelley M. Buechler            40    Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10.    EXECUTIVE COMPENSATION.

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions" below.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

Name and address of              Amount and nature of
Beneficial Owner                 Beneficial Ownership           % of Class

Riverside Drive LLC (1)             26,615.0543                    41.06%

All directors and
  executive officers as
  a group (6 persons)                     --                       --


(1) The business address is One Insignia Financial Plaza, Greenville, South Carolina 29602.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interests, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, the Purchaser acquired 2,926 units as of January 30, 1998, the date the tender offer closed.

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

The Partnership has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.
Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):

                                                        1997        1996

Property management fees                              $  288      $  277
Reimbursement for services of affiliates, including
  $4,000 and $8,000 of construction service
  reimbursements in 1997 and 1996, respectively          147         160

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The general partners received approximately $67,000 and $7,000 in partnership management fees for the years ended December 31, 1997 and 1996, respectively.

In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income and taxable income. Gains from dispositions of Partnership properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder, after allocation to the limited partners to the extent of the deficit in their capital accounts.

On November 12, 1997, the general partners received a distribution of approximately $30,000 representing the general partners' two percent interest in cash available for distributions, which was from the proceeds received on the sale of the Partnership's Gateway Park property and from the Partnership's operations.

On July 3, 1996, the general partners received a distribution of approximately $135,000, representing the general partners' two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's University Square and Broadway Trade properties. On January 11, 1996, the general partners received a distribution of $20,000, representing the general partners' two percent interest in cash available for distribution, which was primarily from the proceeds received on the sale of the Partnership's Wingren Plaza property.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997. As a result of the tender offer, the Purchaser acquired 2,926 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

During 1996, an affiliate of Insignia acquired approximately 41% of the limited partnership units of the Partnership, as discussed in "Item 11. Security Ownership of Certain Beneficial Owners and Management" above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports of Form 8-K filed during the fourth quarter of 1997:  None.



                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CENTURY PROPERTIES FUND XIV


                         By:   FOX CAPITAL MANAGEMENT CORPORATION
                               Its Managing General Partner

                         By:   /s/William H. Jarrard, Jr.
                               William H. Jarrard, Jr.
                               President and Director

                         Date: March 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

Signature/Name                   Title                               Date

/s/ William H. Jarrard, Jr.      President and Director         March 12, 1998
William H. Jarrard, Jr.

/s/Ronald Uretta                 Vice President and Treasurer   March 12, 1998
Ronald Uretta


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

  10.1 Purchase and Sale Agreement between Registrant and St. Michael Investments dated August 13, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 27, 1997.

    27                    Financial Data Schedule.