Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XIV
filed 1998-05-13
CIK 278128

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from_________to_________


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

                  One Insignia Financial Plaza, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                         $ 1,848
  Receivables and deposits                                              359
  Restricted escrows                                                    256
  Other assets                                                          287
  Investment properties:
     Land                                        $  2,288
     Buildings and related personal property       24,514
                                                   26,802
     Less accumulated depreciation                (14,292)           12,510
                                                                    $15,260

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $    76
  Tenant security deposit liabilities                                   141
  Accrued property taxes                                                 75
  Other liabilities                                                     192
  Mortgage notes payable                                             16,036

Partners' Deficit
  General partners'                              $    (25)
  Limited partners' (64,806 units issued and
        outstanding)                               (1,235)           (1,260)
                                                                    $15,260


          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                         1998             1997
Revenues:
 Rental income                                         $ 1,355          $ 1,453
 Other income                                              102               91
   Total revenues                                        1,457            1,544

Expenses:
 Operating                                                 573              519
 General and administrative                                 94               52
 Depreciation                                              218              228
 Interest                                                  412              448
 Property taxes                                             79               84
   Total expenses                                        1,376            1,331

Net income                                             $    81          $   213

Net income allocated to general partners               $     2          $     4
Net income allocated to limited partners                    79              209
                                                       $    81          $   213

Net income per limited partnership unit                $  1.22          $  3.22

Distributions per limited partnership unit             $ 26.28          $    --


          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XIV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partners'  Partners'    Total

Original capital contributions    64,806      $  --      $64,806    $64,806

Partners' capital at
  December 31, 1997               64,806      $   8      $   389    $   397

Distributions to partners             --        (35)      (1,703)    (1,738)

Net income for the three months
  ended March 31, 1998                --          2           79         81

Partners' deficit at
  March 31, 1998                  64,806      $ (25)     $(1,235)   $(1,260)


          See Accompanying Notes to Consolidated Financial Statements


d)
                         CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended
                                                                March 31,
                                                            1998        1997
Cash flows from operating activities:
  Net income                                              $    81     $   213
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              218         228
    Amortization of loan costs and lease commissions           16          19
    Change in accounts:
       Receivables and deposits                               (37)         --
       Other assets                                            25          19
       Accounts payable                                       (53)        (89)
       Tenant security deposit liabilities                      2          --
       Accrued property taxes                                  26          32
       Other liabilities                                      (23)        (14)

         Net cash provided by operating activities            255         408

Cash flows from investing activities:
    Property improvements and replacements                   (143)       (110)
    Net (deposits to) receipts from restricted escrows        (19)         38

         Net cash used in investing activities               (162)        (72)

Cash flows from financing activities:
    Payments on mortgage notes payable                        (31)        (34)
    Distributions to partners                              (1,738)         --

         Net cash used in financing activities             (1,769)        (34)

Net (decrease) increase in cash and cash equivalents       (1,676)        302

Cash and cash equivalents at beginning of period            3,524       1,985

Cash and cash equivalents at end of period                $ 1,848     $ 2,287

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   397     $   431


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of the Partnership are FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                          1998       1997

Property management fees (included in operating
  expenses)                                               $ 72       $ 72
Reimbursement for services of affiliates, including
  $2,000 of construction service reimbursements in
  1997, (included in operating and general and
  administrative expenses)                                  36         31


In addition, pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The Managing General Partner received a partnership management fee of approximately $26,000 during the three month period ended March 31, 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - DISTRIBUTIONS

During the first quarter of 1998, the Partnership distributed approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds collected from the payoff of the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998.

NOTE D - DISPOSITION OF RENTAL PROPERTY

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

St. Charleston Village Apartments                  93%         95%
  Las Vegas, Nevada

Sun River Apartments                               96%         97%
  Tempe, Arizona

Torrey Pines Village Apartments                    88%         93%
  Las Vegas, Nevada

The Managing General Partner attributes the decrease in occupancy at Torrey Pines to a softening local market due to 20,000 new units being built in the area over the last year.

The Partnership's net income for the three months ended March 31, 1998 was approximately $81,000 versus net income of $213,000 for the three months ended March 31, 1997. The decrease in net income is primarily attributable to decreased rental income and increased operating and general and administrative expenses. Rental income decreased primarily due to the sale of Gateway Business Park in August 1997. For the three month period ended March 31, 1997, Gateway's rental revenue totaled approximately $90,000. In addition, average occupancy decreased at the Partnership's three remaining properties for the period ended March 31, 1998 compared to the corresponding period in 1997. Included in operating expense for the three months ended March 31, 1998, is approximately $27,000 of major repairs and maintenance comprised primarily of landscaping. Included in operating expense for the three months ended March 31, 1997, is approximately $2,000 of major repairs and maintenance. General and administrative expenses increased due to a partnership management fee of approximately $26,000 being paid during the first quarter of 1998 relating to the portion of the 1998 distribution representing cash from operations. Also contributing to the increase in general and administrative expenses was an increase in expense reimbursements and miscellaneous administrative costs related to the distribution.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,848,000 compared to approximately $2,287,000 at March 31, 1997. The net decrease in cash and cash equivalents for the period ended March 31, 1998 was $1,676,000 compared to a net increase of $302,000 for the period ended March 31, 1997. Net cash provided by operating activities decreased due to the decrease in rental revenue and increases in operating and general and administrative costs, as discussed above, and the decrease in cash provided by receivables and deposits due to the timing of payments. Net cash used in investing activities increased due to increased property improvements and decreased receipts from restricted escrows in 1998. Net cash used in financing activities increased due to distributions made to the partners in the first quarter of 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $16,036,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, refinancings and the availability of cash reserves. During the three month period ended March 31, 1998, the Partnership distributed approximately $1,738,000 to the partners from proceeds from the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998. The Managing General Partner anticipates making another distribution of cash from operations during the fourth quarter of 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint, which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:  None filed during the first quarter of 1998.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


                           Date:   May 13, 1998