Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XIV
filed 1998-07-31
CIK 278128

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


                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                             $  2,138
  Receivables and deposits                                   424
  Restricted escrows                                         122
  Other assets                                               212
  Investment properties:
     Land                                    $  2,288
     Buildings and related personal property   24,656
                                               26,944
     Less accumulated depreciation            (14,514)    12,430
                                                        $ 15,326

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                      $     59
  Tenant security deposit liabilities                        146
  Accrued property taxes                                      51
  Other liabilities                                          219
  Mortgage notes payable                                  16,004

Partners' Deficit
  General partners'                          $    (23)
  Limited partners' (64,806 units issued and
        outstanding)                           (1,130)    (1,153)
                                                        $ 15,326

          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1998      1997      1998      1997
Revenues:
 Rental income                $1,379    $1,436    $2,734    $2,889
 Other income                     92        91       194       182
   Total revenues              1,471     1,527     2,928     3,071

Expenses:
 Operating                       591       633     1,164     1,152
 General and administrative       63        74       157       126
 Depreciation                    222       232       440       460
 Interest                        412       447       824       895
 Property taxes                   76        84       155       168
   Total expenses              1,364     1,470     2,740     2,801

Net income                    $  107    $   57    $  188    $  270

Net income allocated
 to general partners (2%)     $    2    $    1    $    4    $    5
Net income allocated
 to limited partners (98%)       105        56       184       265

                              $  107    $   57    $  188    $  270

Net income per limited
 partnership unit             $ 1.62    $  .86    $ 2.84    $ 4.09

Distributions per limited
 partnership unit             $   --    $   --    $26.28    $   --


          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XIV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership   General     Limited
                                   Units     Partners'   Partners'     Total

Original capital contributions   64,806       $   --      $64,806     $64,806

Partners' capital at
  December 31, 1997              64,806       $    8      $   389     $   397

Distributions to partners            --          (35)      (1,703)     (1,738)

Net income for the six months
  ended June 30, 1998                --            4          184         188

Partners' deficit at
  June 30, 1998                  64,806       $  (23)     $(1,130)    $(1,153)

          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                         1998       1997
Cash flows from operating activities:
  Net income                                           $   188    $   270
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                           440        460
    Amortization of loan costs and lease commissions        31         39
    Change in accounts:
       Receivables and deposits                           (102)        98
       Other assets                                         85          4
       Accounts payable                                    (70)      (114)
       Tenant security deposit liabilities                   7         (1)
       Accrued property taxes                                2          2
       Other liabilities                                     4        (20)

         Net cash provided by operating activities         585        738

Cash flows from investing activities:
    Property improvements and replacements                (285)      (192)
    Net receipts from restricted escrows                   115         56

         Net cash used in investing activities            (170)      (136)

Cash flows from financing activities:
    Payments on mortgage notes payable                     (63)       (68)
    Distributions to partners                           (1,738)        --

         Net cash used in financing activities          (1,801)       (68)

Net (decrease) increase in cash and cash equivalents    (1,386)       534

Cash and cash equivalents at beginning of period         3,524      1,985

Cash and cash equivalents at end of period             $ 2,138    $ 2,519

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   792    $   862

          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of the Partnership are FCMC and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                       1998    1997
Property management fees (included in operating
  expenses)                                            $146    $145
Reimbursement for services of affiliates (included
  in general and administrative expenses)                69      68

In addition, the Partnership paid approximately $2,000 during the six month period ended June 30, 1997, to an affiliate of the Managing General Partner for construction oversight reimbursements related to major repair projects. These costs are included in operating expense. No construction oversight reimbursements were paid during the six months ended June 30, 1998.

Pursuant to the partnership agreement, for managing the affairs of the Partnership the Managing General Partner is entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The Managing General Partner received a partnership management fee of approximately $26,000 during the six month period ended June 30, 1998. These costs are included in general and administrative expenses.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

NOTE C - DISTRIBUTIONS

During the first six months of 1998, the Partnership distributed approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds collected from the payoff of the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998.

NOTE D - DISPOSITION OF RENTAL PROPERTY

On August 13, 1997, the Partnership sold Gateway Business Park located in Dublin, California, to an unaffiliated third party for $2,600,000. After repayment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $903,000. For financial statement purposes, the sale resulted in a gain of approximately $1,313,000. An extraordinary loss of approximately $19,000 representing the write off of the unamortized loan costs related to the payoff of the mortgage note payable was also recorded.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                            Average
                                           Occupancy
Property                                 1998      1997

St. Charleston Village Apartments        93%        94%
  Las Vegas, Nevada

Sun River Apartments                     96%        96%
  Tempe, Arizona

Torrey Pines Village Apartments          91%        93%
  Las Vegas, Nevada

The Partnership's net income for the six months ended June 30, 1998 was approximately $188,000 versus net income of approximately $270,000 for the six months ended June 30, 1997. The net income for the three months ended June 30, 1998 was approximately $107,000 versus net income of approximately $57,000 for the three months ended June 30, 1997. The decrease in net income for the six month period is primarily attributable to decreased rental income and increased general and administrative expenses. Rental income decreased primarily due to the sale of Gateway Business Park in August 1997. For the six month period ended June 30, 1997, Gateway's rental revenue totaled approximately $180,000. General and administrative expenses increased due to a partnership management fee of approximately $26,000 being paid during the first quarter of 1998 related to the portion of the 1998 distribution which represented cash from operations. Depreciation, interest and property tax expenses decreased during the three and six month periods ended June 30, 1998. These decreases are primarily attributable to the sale of Gateway Business Park. Included in operating expense for the six months ended June 30, 1998, is approximately $36,000 of major repairs and maintenance items, comprised primarily of landscaping. Included in operating expense for the six months ended June 30, 1997, is approximately $39,000 of major repairs and maintenance items, comprised primarily of parking lot repairs and landscaping.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $2,138,000 compared to approximately $2,519,000 at June 30, 1997. The net decrease in cash and cash equivalents for the period ended June 30, 1998 was $1,386,000 compared to a net increase of $534,000 for the period ended June 30, 1997. Net cash provided by operating activities decreased due to the decrease in rental revenue and the increase in general and administrative costs, as discussed above, in addition to decreased cash provided by receivables and deposits due to the timing of payments. Net cash used in investing activities increased due to increased property improvements in 1998. Net cash used in financing activities increased due to the distribution made to the partners in the first quarter of 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of approximately $16,004,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, refinancings, and the availability of cash reserves. During the six month period ended June 30, 1998, the Partnership distributed approximately $1,738,000 to the partners from proceeds from the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998. The Managing General Partner anticipates making another distribution of cash from operations during the fourth quarter of 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

  b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1998.


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


                           Date:   July 31, 1998