Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XIV
filed 1998-11-12
CIK 278128

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $  2,367
  Receivables and deposits                                   404
  Restricted escrows                                         110
  Other assets                                               259
  Investment properties:
     Land                                    $  2,288
     Buildings and related personal property   24,731
                                               27,019
     Less accumulated depreciation            (14,741)    12,278
                                                        $ 15,418

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                      $     53
  Tenant security deposit liabilities                        149
  Accrued property taxes                                      77
  Other liabilities                                          204
  Mortgage notes payable                                  15,971

Partners' Deficit
  General partners'                          $    (21)
  Limited partners' (64,806 units issued and
        outstanding)                           (1,015)    (1,036)
                                                        $ 15,418

          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                  1998      1997      1998      1997
Revenues:
 Rental income                   $1,408    $1,357    $4,142    $4,246
 Other income                        84       119       278       301
 Gain on sale of properties          --     2,813        --     2,813
   Total revenues                 1,492     4,289     4,420     7,360

Expenses:
 Operating                          608       775     1,772     1,927
 General and administrative          55        71       212       197
 Interest                           410       431     1,234     1,326
 Depreciation                       227       233       667       693
 Property taxes                      75        74       230       242
   Total expenses                 1,375     1,584     4,115     4,385

Income before extraordinary loss    117     2,705       305     2,975

Extraordinary loss on early
 extinguishment of debt              --       (19)       --       (19)

Net income                       $  117    $2,686    $  305    $2,956

Net income allocated
 to general partners (2%)        $    2    $   39    $    6    $   44
Net income allocated
 to limited partners (98%)          115     2,647       299     2,912
                                 $  117    $2,686    $  305    $2,956
Net income per limited
 partnership unit:
Income before extraordinary loss $ 1.77    $41.13    $ 4.61    $45.22
Extraordinary loss on early
 extinguishment of debt              --      (.29)       --      (.29)
Net income per limited
 partnership unit                $ 1.77    $40.84    $ 4.61    $44.93

Distributions per limited
 partnership unit                $   --    $   --    $26.28    $   --

          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions   64,806     $    --   $64,806   $64,806

Partners' capital at
  December 31, 1997              64,806     $     8   $   389   $   397

Distributions to partners            --         (35)   (1,703)   (1,738)

Net income for the nine months
  ended September 30, 1998           --           6       299       305

Partners' deficit at
  September 30, 1998             64,806     $   (21)  $(1,015)  $(1,036)

          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                          1998      1997
Cash flows from operating activities:
  Net income                                            $   305   $ 2,956
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                            667       693
    Amortization of loan costs and lease commissions         47        56
    Gain on sale of properties                               --    (2,813)
    Extraordinary loss on early extinguishment of debt       --        19
    Change in accounts:
       Receivables and deposits                             (82)      218
       Other assets                                          22       (21)
       Accounts payable                                     (76)      (68)
       Tenant security deposits payable                      10       (23)
       Accrued property taxes                                28        21
       Other liabilities                                    (11)      (13)

         Net cash provided by operating activities          910     1,025

Cash flows from investing activities:
    Property improvements and replacements                 (360)     (298)
    Net receipts from restricted escrows                    127        15
    Proceeds from sale of properties                         --     3,909

         Net cash (used in) provided by investing
            activities                                     (233)    3,626

Cash flows from financing activities:
    Mortgage principal payments                             (96)     (100)
    Repayment of mortgage                                    --    (1,506)
    Distributions to partners                            (1,738)       --

         Net cash used in financing activities           (1,834)   (1,606)

Net (decrease) increase in cash and cash equivalents     (1,157)    3,045

Cash and cash equivalents at beginning of period          3,524     1,985

Cash and cash equivalents at end of period              $ 2,367   $ 5,030

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,848   $ 1,282

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note E") a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of the Partnership are FCMC and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the general partner of FRI. IPT is the sole shareholder of both FCMC and NPI Equity (see "Note E").

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 1998 and 1997 (in thousands):


                                                       1998    1997
Property management fees (included in operating
 expenses)                                             $221    $217
Reimbursement for services of affiliates (included in
 general and administrative expenses)                   102     106

In addition, the Partnership paid approximately $3,000 during the nine month period ended September 30, 1997, to an affiliate of the Managing General Partner for construction oversight reimbursements related to major repair projects. These costs are included in operating expense. No construction oversight reimbursements were paid during the nine months ended September 30, 1998.

Pursuant to the partnership agreement, for managing the affairs of the Partnership the Managing General Partner is entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The Managing General Partner received a partnership management fee of approximately $26,000 during the nine month period ended September 30, 1998. These costs are included in general and administrative expenses.

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

NOTE C - DISTRIBUTIONS

During the first nine months of 1998, the Partnership distributed approximately $1,703,000 ($26.28 per limited partnership unit) to the limited partners and approximately $35,000 to the general partners from proceeds collected from the payoff of the Waverley Apartments note (see "Note D") and from operations.

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

In connection with the sale by the Partnership of its Waverley Apartments property in 1987, the Partnership received only a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, at which time the Partnership recognized a gain on the sale. The total proceeds were distributed to the partners in the first quarter of 1998.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                       Average Occupancy
Property                                 1998      1997

St. Charleston Village Apartments        93%        94%
  Las Vegas, Nevada
Sun River Apartments                     96%        96%
  Tempe, Arizona
Torrey Pines Village Apartments          93%        92%
  Las Vegas, Nevada

The Partnership's net income for the nine months ended September 30, 1998 was approximately $305,000 versus net income of approximately $2,956,000 for the nine months ended September 30, 1997. The net income for the three months ended September 30, 1998 was approximately $117,000 versus net income of approximately $2,686,000 for the three months ended September 30, 1997. The decrease in net income for the three and nine month periods is primarily attributable to the 1997 gain on the sale of Gateway Plaza and the gain on sale recognized upon the collection of the Waverley Apartments note receivable (see "Item 1. Note D - Disposition of Rental Property"). Excluding these gains on sales, net income increased for the nine months ended September 30, 1998 as compared to September 30, 1997 as the decrease in expenses more than offset a decrease in rental income and other income. Rental income decreased due to the sale of Gateway Business Park in August 1997. For the nine month period ended September 30, 1997, Gateway's rental revenue totaled approximately $204,000. Operating, depreciation, interest and property tax expenses decreased during the three and nine month periods ended September 30, 1998 due to the sale of Gateway Business Park. Excluding the operations of Gateway, rental revenues increased for the nine month period ended September 30, 1998 compared to the corresponding period of 1997, and operating expenses decreased due to decreased property expenses at St. Charleston and Torrey Pines. Included in operating expenses for the nine months ended September 30, 1998, is approximately $44,000 of major repairs and maintenance items, comprised primarily of landscaping. Included in operating expenses for the nine months ended September 30, 1997, is approximately $94,000 of major repairs and maintenance items, comprised primarily of parking lot repairs, exterior building repairs, and landscaping.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $2,367,000 compared to approximately $5,030,000 at September 30, 1997. The net decrease in cash and cash equivalents for the period ended September 30, 1998 was $1,157,000 compared to a net increase of $3,045,000 for the period ended September 30, 1997. Net cash provided by operating activities decreased due to increased cash used for receivables and deposits due to the timing of payments. Net cash provided by investing activities decreased in 1998 due to the proceeds from the sale of properties in 1997. Net cash used in financing activities increased due to the distribution made to the partners in the first quarter of 1998. This was partially offset by the mortgage repayment in 1997 from the sale of Gateway Plaza.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnerhip's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The remaining mortgage indebtedness of approximately $15,971,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing
such properties through foreclosure.   Future cash distributions will depend on
the levels of cash generated from operations, property sales, refinancings, and the availability of cash reserves. During the nine month period ended September 30, 1998, the Partnership distributed approximately $1,738,000 to the partners from proceeds from the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The gain on the sale was recognized when the note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998. Subsequent to September 30, 1998, a distribution of cash from operations of $661,000 was paid to the partners.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)     Reports on Form 8-K:

              None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CENTURY PROPERTIES FUND XIV


                               By: FOX CAPITAL MANAGEMENT CORPORATION Its Managing General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 12, 1998