Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XIV
filed 1999-03-31
CIK 278128

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

   55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $5,803,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Century Properties Fund XIV (the "Partnership" or the "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012, unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real properties for investment. During its acquisition phase, the Partnership acquired nineteen income-producing real properties, or interest therein. The Partnership continues to own and operate three of these properties.

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a Registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units aggregating $64,806,000. The net proceeds of this offering were used to purchase nineteen income-producing real properties, or interest therein. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership, which is engaged in the business of operating and holding real properties for investment, presently owns three residential apartment complexes located in Nevada and Arizona. See "Item 2. Description of Properties" for a further description of the Partnership's properties.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner, provides day-to-day property management services for the Partnership's investment properties. See "Item 12. Certain Relationships and Related Transactions" for discussion of transactions with affiliated parties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Tender Offers

On January 19, 1996, DeForest Ventures I L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (26,615.0543 units representing approximately 41% of the total outstanding units at such time) to Riverside Drive L.L.C. ("Riverside"), an affiliate of the Managing General Partner. As a result, Riverside could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired. In addition to the foregoing units, an affiliate of the Managing General Partner acquired 2,926 units pursuant to its December 17, 1997, tender offer. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for additional information with respect to this tender offer.

Transfers of Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust ("IPT"), an affiliate of Insignia.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's remaining investment properties:

                                   Date of          Type of
Property                          Purchase         Ownership           Use

Torrey Pines Village Apartments     09/79   Fee ownership subject   Apartment
 Las Vegas, Nevada                          to a first mortgage (1) 204 units

St. Charleston Village Apartments   09/79   Fee ownership subject   Apartment
 Las Vegas, Nevada                          to a first mortgage (1) 312 units

Sun River Apartments                11/80   Fee ownership subject   Apartment
 Tempe, Arizona                             to a first mortgage (1) 334 units

(1) Each property is held by a limited partnership in which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.


                    Gross

                  Carrying  Accumulated                     Federal

Property            Value   Depreciation  Rate  Method     Tax Basis

                      (in thousands)                    (in thousands)

Torrey Pines      $ 6,263     $ 3,489     5-30    SL       $ 2,222

St. Charleston      9,803       5,573     5-30    SL         3,412

Sun River          11,014       5,903     5-30    SL         1,732

 Total            $27,080     $14,965                      $ 7,366


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                   Principal                                   Principal

                  Balance At     Stated                         Balance

                 December 31,   Interest  Period   Maturity     Due At

Property             1998         Rate   Amortized   Date    Maturity (1)

                (in thousands)                              (in thousands)


Torrey Pines      $ 3,640        9.88%   30 years   7/1/01     $ 3,552

St. Charleston      6,115        9.88%   30 years   7/1/01       5,967

Sun River           6,182        9.88%   30 years   7/1/01       6,032

 Total            $15,937                                      $15,551

(1) See "Item 7. Financial Statements _ Note D" for information with respect to the Partnership's ability to prepay these loans.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                            Average Annual            Average

                             Rental Rates            Occupancy

Property                   1998        1997       1998      1997


Torrey Pines            $6,887/unit $6,782/unit    93%       91%

St. Charleston           7,014/unit  6,929/unit    93%       93%

Sun River                7,395/unit  7,125/unit    95%       95%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual residential property tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                             1998          1998
                            Billing        Rate
                        (in thousands)

Torrey Pines                $ 74           3.06%
St. Charleston               125           3.06%
Sun River                    103           1.29%

CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed approximately $185,000 of capital improvements at Sun River, consisting primarily of tennis courts, perimeter fencing, roof replacement, and floor covering. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $343,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, roof replacement, repairs to the air conditioning system, structural improvements, carpet replacement and water heater replacement, which are expected to cost approximately $419,000.

Also during 1998, the Partnership completed approximately $92,000 of capital improvements at Torrey Pines, consisting primarily of roof replacement, appliances and floor covering. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $196,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, carpet replacement, roof replacement and structural improvements, which are expected to cost approximately $211,000.

During 1998, the Partnership completed approximately $144,000 of capital improvements at St. Charleston, consisting primarily of roof replacement and floor covering. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $341,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.




                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of January 1, 1999, the number of holders of Limited Partnership Units was 3,279. Affiliates of the Managing General Partner owned 29,566.62 units or 45.623% at December 31, 1998. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

Total cash distributed was approximately $3,503,000 ($52.97 per Limited Partnership Unit) and $1,508,000 ($22.81 per Limited Partnership Unit) for the years ended December 31, 1998 and 1997, respectively. The cash distributions made in 1998 were primarily from the collection of the Waverley Apartments note of $1,500,000 and from cash generated by operations of approximately $2,003,000. The distribution made in 1997 consisted primarily of cash proceeds from the sale of the Partnership's Gateway Park property of approximately $903,000 and approximately $605,000 from the Partnership's operations. Pursuant to the Partnership Agreement, the general partners earned approximately $222,000 and $67,000 for partnership management fees during the years ended December 31, 1998 and 1997, respectively, in connection with the aforementioned distributions from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998 was approximately $119,000 versus net income of approximately $2,877,000 for the year ended December 31, 1997. Included in net income for the year ended December 31, 1997, is approximately $2,813,000 in gains from the sale of the Partnership's Gateway Business Park ("Gateway") property in 1997 and the collection of a note receivable, which had previously been fully reserved due to uncertainty regarding collectibility, related to the sale in 1987 of the Partnership's Waverley Apartments (see discussion below). The decrease in net income for the year ended December 31, 1998 is primarily attributable to the gains recognized in 1997, as discussed above.

Exclusive of the gains discussed above and Gateway's 1997 operations, the Partnership's total revenues decreased approximately $51,000 and total expenses decreased approximately $177,000. Rental income increased for the year ended December 31, 1998 as compared to the corresponding period of 1997. This increase can be attributed to an increase in rental rates at each of the Partnership's investment properties combined with a minor increase in average occupancy at Torrey Pines. Other income decreased primarily due to a decrease in interest income as a result of lower average cash balances during 1998. Operating expense decreased in 1998 primarily due to decreased property and maintenance expenses at each of the Partnership's investment properties. Partially offsetting the increase in net income is an increase in general and administrative expenses primarily attributable to an increase in Partnership management fees paid to the General Partner associated with distributions from operations. As discussed below, distributions from operations increased approximately $1,398,000 in 1998 over 1997. Also, included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

On August 13, 1997, the Partnership sold Gateway Business Park located in Dublin, California, to an unaffiliated third party for $2,600,000. After repayment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $903,000. For financial statement purposes, the sale resulted in a gain of approximately $1,313,000.
Additionally, an extraordinary loss of approximately $19,000 representing the write off of the unamortized loan costs related to the payoff of the mortgage note payable has been recorded.

In connection with the sale of the Waverley Apartments in 1987, the Partnership received a note for $1,500,000 with a maturity date of July 1997. Previously, the note was fully reserved due to uncertainty regarding collectibility. The note receivable was, however, collected in September 1997, and, as a result, is reflected as a gain on sale of property on the consolidated statement of operations for the year ended December 31, 1997.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $716,000 compared to approximately $3,524,000 at December 31, 1997. The net decrease in cash and cash equivalents for the year ended December 31, 1998, was approximately $2,808,000. The decrease in cash and cash equivalents is due to approximately $328,000 and $3,633,000 of cash used in investing and financing activities, respectively, which more than offset approximately $1,153,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements partially offset by net withdrawals from escrows. Cash used in financing activities consisted primarily of distributions to partners and payments made on mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $971,000 in capital improvements for its properties in 1999. Budgeted capital improvements at Sun River Village include, but are not limited to, roof replacement, repairs to the air conditioning system, structural improvements, and carpet and water heater replacement. Budgeted capital improvements at Torrey Pines Village include, but are not limited to, structural improvements, and roof and carpet replacement. Budgeted capital improvements at St. Charleston include, but are not limited to, interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,937,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1998, the Partnership distributed approximately $3,503,000 to the partners, consisting of approximately $1,500,000 from the collection of the Waverley Apartments note and approximately $2,003,000 from operations. Cash distributions of approximately $1,508,000 were paid to the partners in 1997, with approximately $605,000 from operations and approximately $903,000 of sales proceeds from Gateway. Future cash distributions will depend on the levels of cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS.

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
 December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors



To the Partners
Century Properties Fund XIV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 1998 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Greenville, South Carolina
March 3, 1999



                          Independent Auditors' Report



To the Partners
Century Properties Fund XIV
Greenville, South Carolina

We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows of Century Properties Fund XIV (a limited partnership)(the "Partnership") for the year ended December 31, 1997.
These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Fund XIV and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants


New York, NY
January 15, 1998



                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)





Assets

 Cash and cash equivalents                                   $   716

 Receivables and deposits                                        498

 Restricted escrows                                              144

 Other assets                                                    186

 Investment properties (Notes D and H):

  Land                                           $ 2,288

  Buildings and related personal property         24,792

                                                  27,080

  Less accumulated depreciation                  (14,965)     12,115

                                                             $13,659


Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                            $   181

 Tenant security deposit liabilities                             148

 Accrued property taxes                                           91

 Other liabilities                                               289

 Mortgage notes payable (Notes D and H)                       15,937


Partners' Deficit

 General partners'                               $   (60)

 Limited partners' (64,806 units issued

  and outstanding)                                (2,927)     (2,987)

                                                             $13,659


          See Accompanying Notes to Consolidated Financial Statements




                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended December 31,

                                                       1998      1997

Revenues:

 Rental income                                       $ 5,456   $ 5,572

 Other income                                            347       413

  Gain on sale of properties (Note E)                     --     2,813


     Total revenues                                    5,803     8,798


Expenses:

 Operating                                             2,382     2,595

 General and administrative                              471       329

 Depreciation                                            891       921

 Interest                                              1,644     1,739

  Property taxes                                         296       318


     Total expenses                                    5,684     5,902


Income before extraordinary loss                         119     2,896


Extraordinary loss on early extinguishment of debt        --       (19)


Net income                                           $   119   $ 2,877


Net income allocated to general partners             $     2   $    43


Net income allocated to limited partners                 117     2,834

                                                     $   119   $ 2,877


Net income per limited partnership unit:


 Income before extraordinary loss                    $  1.80   $ 44.02

 Extraordinary loss on early extinguishment of debt       --      (.29)


Net income per limited partnership unit              $  1.80   $ 43.73


Distributions per limited partnership unit           $ 52.97   $ 22.81


          See Accompanying Notes to Consolidated Financial Statements





                          CENTURY PROPERTIES FUND XIV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited

                                 Partnership    General     Limited

                                    Units      Partners'   Partners'    Total


Original capital contributions   64,806       $    --     $64,806     $64,806

Partners' deficit at

 December 31, 1996               64,806       $    (5)    $  (967)    $  (972)


Net income for the year

 ended December 31, 1997             --            43       2,834       2,877


Distributions to partners            --           (30)     (1,478)     (1,508)


Partners' capital at

 December 31, 1997               64,806             8         389         397


Net income for the year

 ended December 31, 1998             --             2         117         119


Distributions to partners            --           (70)     (3,433)     (3,503)


Partners' deficit at

 December 31, 1998               64,806       $   (60)    $(2,927)    $(2,987)


          See Accompanying Notes to Consolidated Financial Statements





                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended December 31,

                                                          1998      1997

Cash flows from operating activities:

 Net income                                             $   119   $ 2,877

 Adjustments to reconcile net income to net

  Cash provided by operating activities:

  Depreciation                                              891       921

  Amortization of loan costs and

   lease commissions                                         63        72

  Gain on sale of properties                                 --    (2,813)

  Extraordinary loss on extinguishment of debt               --        19

  Change in accounts:

   Receivables and deposits                                (176)      203

   Other assets                                              79         7

   Accounts payable                                          52        (2)

   Tenant security deposit liabilities                        9       (24)

   Accrued property taxes                                    42        (3)

   Other liabilities                                         74       (26)


    Net cash provided by operating activities             1,153     1,231


Cash flows from investing activities:

  Property improvements and replacements                   (421)     (432)

  Net withdrawals from (deposits to) restricted escrows      93       (25)

  Proceeds from sale of properties                           --     3,909


    Net cash (used in) provided by

     investing activities                                  (328)    3,452


Cash flows from financing activities:

  Payments on mortgage notes payable                       (130)     (130)

  Repayment of mortgage notes payable                        --    (1,506)

  Distributions to partners                              (3,503)   (1,508)


    Cash used in financing activities                    (3,633)   (3,144)


Net (decrease) increase in cash and cash equivalents     (2,808)    1,539


Cash and cash equivalents at beginning of year            3,524     1,985


Cash and cash equivalents at end of year                $   716   $ 3,524


Supplemental disclosure of cash flow information:

    Cash paid for interest                              $ 1,582   $ 1,679


          See Accompanying Notes to Consolidated Financial Statements




                          CENTURY PROPERTIES FUND XIV

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XIV (the "Partnership") is a limited partnership organized under the laws of the State of California to hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes located in Nevada and Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012, unless terminated prior to such date.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership owns a 99% interest in each of the partnerships and has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

The Net Income, Net Loss, and Distributions of Cash Available for Distribution of the Partnership shall be allocated 98 percent to the Limited Partnership Unit Holders and two percent to the General Partners. However, realized gains from the sale or other disposition of Partnership properties shall be allocated: first, to the General Partners to the extent of any deficit in their capital accounts, next to the Limited Partnership Unit Holders, pro rata, to the extent of any deficit in their capital accounts, next to the General Partners and Limited Partnership Unit Holders, pro rata, to the extent they receive distributions of cash according to the Partnership Agreement from the sale or disposition of Partnership properties, and lastly, to the General Partners and Limited Partnership Unit Holders in the ratio they are entitled to receive distributions of cash, pursuant to the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Investment Properties:

Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets.
No adjustments for impairment of value were recorded in the years ended December 31, 1998 and 1997.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and five to seven years for furnishings.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

Advertising costs of approximately $86,000 in 1998 and $90,000 in 1997 were charged to expense as incurred and are included in operating expenses.

Deferred Costs:

Deferred costs represent financing costs and lease commissions. Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. At December 31, 1998, deferred financing costs totaled approximately $438,000 and are included in other assets. At December 31, 1998, accumulated amortization of deferred financing costs totaled approximately $281,000. Deferred leasing commissions related to Gateway Park, which was sold on August 13, 1997, were amortized over the life of the applicable lease. Such amortization was charged to operating expense.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note J" for required disclosures).

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The partnership agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 1998 and 1997:

                                                        1998       1997

                                                        (in  thousands)

Property management fees (included in operating

 expenses)                                              $293       $288

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                         135        147

Partnership management fee                               222         67


(1)Included in "Reimbursements for services of affiliates" for the year ended December 31, 1997, is approximately $4,000 in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $288,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $135,000 and $147,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $222,000 and $67,000 in Partnership management fees are included in general and administrative expense for the years ended December 31, 1998, and 1997, respectively.

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

In December 1997, affiliates of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 2,925.57 units of limited partnership interest in the Partnership.

AIMCO currently owns, through its affiliates, a total of 29,566.62 limited partnership units or 45.623%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Total cash distributed to the general partners in 1998 was approximately $70,000 representing the general partners' two percent interest in cash available for distribution, which was from the proceeds received from the collection of the Waverley Apartments note and from the Partnership's operations. On November 12, 1997, the general partners received a distribution of approximately $30,000 representing the general partners' two percent interest in cash available for distributions, which was from the proceeds received on the sale of the Partnership's Gateway Park property (see "Note E") and from the Partnership's operations.

An affiliate fo the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                Principal     Monthly                            Principal

                Balance At    Payment                             Balance

               December 31,  Including   Interest   Maturity      Due At

   Property        1998      Interest      Rate       Date       Maturity

                    (in thousands)                            (in thousands)


Torrey Pines   $ 3,640      $    33       9.88%      7/1/01      $ 3,552

St. Charleston   6,115           55       9.88%      7/1/01        5,967

Sun River        6,182           55       9.88%      7/1/01        6,032

               $15,937      $   143                              $15,551


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to exiting indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

   1999     $   143
   2000         158
   2001      15,636
   Total    $15,937

Amortization of deferred financing costs totaled approximately $63,000 and $66,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE E - DISPOSITION OF RENTAL PROPERTIES

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

In connection with the sale by the Partnership of its Waverley Apartments property in 1987, the Partnership received only a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, at which time the Partnership recognized a gain on the sale. The total proceeds were distributed to the partners in the first quarter of 1998 (see "Note F").

NOTE F - NOTE RECEIVABLE FROM PROPERTY SALE

In connection with the sale of the Waverley Apartments in 1987, the Partnership received a note for $1,500,000 with a maturity date of July 1997. Previously, the note was fully reserved due to uncertainty regarding collectibility. The note receivable was, however, collected in September 1997, and, as a result, reflected as a gain on sale of property on the consolidated statement of operations for the year ended December 31, 1997.

NOTE G - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income per the financial statements to the net taxable income to partners is as follows (in thousands, except unit data):

                                                     1998        1997

Net income as reported                            $   119     $ 2,877
Add (deduct):
 Collection of note receivable                         --      (1,500)
 Interest income on notes receivable                   --         104
 Depreciation differences                             267         300
 Property dispositions - net                           --        (166)
 Other                                                 87         (16)

Federal taxable income                            $   473     $ 1,599

Federal taxable income per limited
 partnership unit                                 $  7.15     $ 24.18

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported                         $(2,987)
Differences resulted from:
 Land and Buildings                                (393)
 Accumulated Depreciation                        (4,356)
 Syndication and Distribution Costs               6,749
 Other                                               62

Net assets - Federal tax basis                  $  (925)

NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                            Initial Cost

                           To Partnership

                           (in thousands)


                                               Buildings      Net Costs

                                              and Related    Capitalized

                                                Personal    Subsequent to

   Description     Encumbrances      Land       Property     Acquisition

                  (in thousands)                           (in thousands)


Torrey Pines         $ 3,640      $   460       $ 4,595       $ 1,208

St. Charleston         6,115          751         7,322         1,730

Sun River              6,182        1,102         8,770         1,142


Total                $15,937      $ 2,313       $20,687       $ 4,080






                Gross Amount at Which Carried

                    At December 31, 1998

                      (in thousands)


                          Buildings

                             and                                                   Deprec-

                           Related                             Year of              iable

                           Personal             Accumulated   Construc-   Date      Life-

  Description     Land     Property    Total    Depreciation    tion    Acquired    Years

                                               (in thousands)


Torrey Pines    $   455   $ 5,808    $ 6,263   $ 3,489          1980      09/79   5-30 yrs.

St. Charleston      743     9,060      9,803     5,573          1980      09/79   5-30 yrs.

Sun River         1,090     9,924     11,014     5,903          1981      11/80   5-30 yrs.


Total           $ 2,288   $24,792    $27,080   $14,965


Reconciliation of Investment Properties and Accumulated Depreciation:

                                     Years Ended December 31,
                                         1998         1997
                                          (in thousands)

Investment Properties
Balance at beginning of year         $ 26,659     $ 28,022
 Property improvements                    421          432
 Dispositions                              --       (1,795)

Balance at end of year               $ 27,080     $ 26,659

Accumulated Depreciation
Balance at beginning of year         $ 14,074     $ 13,868
 Additions charged to expense             891          921
 Dispositions                              --         (715)

Balance at end of year               $ 14,965     $ 14,074

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $26,687,000 and $26,266,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $19,321,000 and $18,742,000, respectively.

NOTE I - DISTRIBUTIONS

During the year ended December 31, 1998, the Partnership distributed approximately $3,503,000 to the partners, consisting of approximately $1,500,000 from the collection of the Waverley Apartments note and approximately $2,003,000 from operations. Cash distributions of approximately $1,508,000 were paid to the partners in 1997, with approximately $605,000 from operations and approximately $903,000 of sales proceeds from Gateway.

NOTE J - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information" the Partnership, for the year ended December 31, 1998, has one reportable segment: residential properties. The Partnership, for the year ended December 31, 1997, had two reportable segments: residential properties and a commercial property. The Partnership's residential property segment consists of three apartment complexes in two states in the United States. The
Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consisted of a business park located in Dublin, California. This property leased space to a medical lab and auto repair business at terms ranging from 12 months to five years. The commercial property was sold during 1997.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                    Residential Commercial    Other    Totals
Rental income                       $ 5,456     $    --     $    --   $ 5,456
Other income                            298          --          49       347
Interest expense                      1,644          --          --     1,644
Depreciation                            891          --          --       891
General and administrative expense       --          --         471       471
Segment profit (loss)                   541          --        (422)      119
Total assets                         13,528          --         131    13,659
Capital expenditures for investment
 properties                             421          --          --       421

1997
                                    Residential Commercial    Other     Totals
Rental income                       $ 5,355     $   217     $    --    $ 5,572
Other income                            327           1          85        413
Interest expense                      1,655          84          --      1,739
Depreciation                            890          31          --        921
General and administrative expense       --          --         329        329
Gain on disposal of assets               --       1,313       1,500      2,813
Loss on extraordinary item               --         (19)         --        (19)
Segment profit                          276       1,345       1,256      2,877
Total assets                         15,141           6       1,849     16,996
Capital expenditures for investment
 properties                             432          --          --        432

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia
Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia
Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General
Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing
General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing
General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et.
al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999.
The Partnership is responsible for a portion of settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE.

Effective November 10, 1998, the Registrant dismissed its prior Independent
Auditors Imowitz Koenig and Company LLP ("Imowitz").  Imowitz' Independent
Auditor's Report on Registrant's financial statements for calendar year ended
December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, Registrant engaged Ernst & Young LLP as its
Independent Auditors.  During the last two calendar years and through November
10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.





                                    PART III



ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
       WITH SECTION 16(A) OF THE EXCHANGE ACT.

Century Properties Fund XIV (the "Partnership" or the "Registrant") does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General
Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General
Partner, their ages and nature of all positions with FCMC presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing
General Partner since October 1, 1998.  Mr. Foye has served as Executive Vice
President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long
Island Power Authority and serves as a member of the New York State
Privatization Council.  He received a B.A. from Fordham College and a J.D. from
Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice
President-Accounting and Director of the Managing General Partner since October
1, 1998.  Prior to that date, Mr. Garrick served as Vice President-Accounting
Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from
1990 to 1992 as an Asset Manager for Insignia Financial Group.  From 1984 to
1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation.
From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION.

No direct form of compensation or remuneration was paid by the Partnership to any officers or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officers or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1998:

Name and address of
Beneficial Owner                  Number of Units       Percentage of Class

Riverside Drive LLC (1)             26,610.05                 41.061%

Insignia Properties LP (1)              31.00                   .048%

Madison River Properties LLC (1)     2,925.57                  4.514%

(1)  Entity is indirectly ultimately owned by AIMCO.  Its business address is 55
     Beattie Place, Greenville, South Carolina 29601.

In December 1997, affiliates of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership.
The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 2,926 units of limited partnership interest in the Partnership.

As a result of its ownership of 29,566.62 (45.623%) limited partnership units through its affiliates, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

The Partnership has no employees and is dependent on its Managing General
Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 1998 and 1997:


                                                          1998       1997

                                                          (in thousands)


Property management fees                                 $293       $288

Reimbursements for services of affiliates (1)             135        147

Partnership management fee                                222         67


(1)Included in "Reimbursements for services of affiliates" for the year ended
   December 31, 1997, is approximately $4,000, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing
General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $293,000 and $288,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursements of accountable administrative expenses amounting to approximately $135,000 and $147,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $222,000 and $67,000 in partnership management fees are included in general and administrative expense for the years ended
December 31, 1998, and 1997, respectively.

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

In December 1997, affiliates of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership.
The Purchaser offered to purchase up to 20,000 of the outstanding units of limited partnership interest in the Partnership, at $150.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired
2,925.57 units of limited partnership interest in the Partnership.

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

Total cash distributed to the general partners in 1998 was approximately $70,000 representing the general partners' two percent interest in cash available for distribution, which was from the proceeds received from the collection of the Waverley Apartments note and from the Partnership's operations. On November 12,
1997, the general partners received a distribution of approximately $30,000 representing the general partners' two percent interest in cash available for distributions, which was from the proceeds received on the sale of the Partnership's Gateway Park property and from the Partnership's operations.

An affiliate fo the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits:

   See Exhibit Index contained herein.

(b)Reports of Form 8-K filed during the fourth quarter of 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed on October 16,
   1998, disclosing change in control of Registrant from Insignia Financial
   Group, Inc. to AIMCO.

   Current Report on Form 8-K dated November 10, 1998 and filed on November 16,
   1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's certifying accountant.

   Current Report on Form 8-K dated and filed on December 9, 1998, disclosing appointment of Ernst & Young, LLP as certifying accountants for the year ended December 31, 1998.




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



                                    CENTURY PROPERTIES FUND XIV


                                    By:     FOX CAPITAL MANAGEMENT CORPORATION
                                            Its Managing General Partner



                                    By:     /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                    By:     /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting


                                    Date:   March 30, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

Signature/Name                Title                              Date


/s/ Patrick J. Foye           Executive Vice President          March 30, 1999
Patrick J. Foye               and Director


/s/ Timothy R. Garrick        Vice President _ Accounting       March 30, 1999
Timothy R. Garrick            and Director




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

      2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Registrant's
               Current Report on Form 8-K dated October 1, 1998 (filed as
               Exhibit 2.1).

      3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September
               11, 1978, and thereafter supplemented, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-
               61526).

      10.1     Purchase and Sale Agreement between Registrant and St. Michael
               Investments dated August 13, 1997, incorporated by reference to
               Exhibit 10.1 to Form 8-K filed with the Securities and Exchange
               Commission on August 27, 1997.

      27       Financial Data Schedule.

      16 Letter dated November 11, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10,
              1998.

