Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XIV
filed 1999-05-12
CIK 278128

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

                 For the quarterly period ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                       $   762

  Receivables and deposits                                            544

  Restricted escrows                                                  185

  Other assets                                                        193

  Investment properties:

     Land                                             $  2,288

     Buildings and related personal property            24,887

                                                        27,175

     Less accumulated depreciation                     (15,184)    11,991

                                                                  $13,675

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $    62

  Tenant security deposit liabilities                                 156

  Accrued property taxes                                              124

  Other liabilities                                                   224

  Mortgage notes payable                                           15,903

Partners' Deficit

  General partners'                                   $    (56)

Limited partners' (64,806 units issued and

        outstanding)                                    (2,738)    (2,794)

                                                                  $13,675


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                     Three Months Ended

                                                          March 31,

                                                      1999         1998

Revenues:

  Rental income                                   $ 1,395      $ 1,355

  Other income                                         74          102

    Total revenues                                  1,469        1,457

Expenses:

  Operating                                           502          573

  General and administrative                           63           94

  Depreciation                                        219          218

  Interest                                            409          412

  Property taxes                                       83           79

    Total expenses                                  1,276        1,376

Net income                                        $   193      $    81

Net income allocated to general partners (2%)     $     4      $     2

Net income allocated to limited partners (98%)        189           79

                                                  $   193      $    81


Net income per limited partnership unit           $  2.92      $  1.22


Distributions per limited partnership unit        $    --      $ 26.28


          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XIV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited

                                   Units      Partners'   Partners'    Total


Original capital contributions   64,806       $    --     $64,806     $64,806


Partners' deficit at

  December 31, 1998              64,806       $   (60)    $(2,927)    $(2,987)


Net income for the three months

  ended March 31, 1999               --             4         189         193


Partners' deficit at

  March 31, 1999                 64,806       $   (56)    $(2,738)    $(2,794)


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended

                                                             March 31,

                                                         1999        1998

Cash flows from operating activities:

  Net income                                          $   193     $    81

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                          219         218

    Amortization of loan costs                             16          16

    Change in accounts:

       Receivables and deposits                           (46)        (37)

       Other assets                                       (23)         25

       Accounts payable                                  (119)        (53)

       Tenant security deposit liabilities                  8           2

       Accrued property taxes                              33          26

       Other liabilities                                  (65)        (23)

         Net cash provided by operating activities        216         255

Cash flows from investing activities:

    Property improvements and replacements                (95)       (143)

    Net deposits to restricted escrows                    (41)        (19)

         Net cash used in investing activities           (136)       (162)

Cash flows from financing activities:

    Payments on mortgage notes payable                    (34)        (31)

    Distributions to partners                              --      (1,738)

         Net cash used in financing activities            (34)     (1,769)

Net increase (decrease) in cash and cash equivalents       46      (1,676)

Cash and cash equivalents at beginning of period          716       3,524

Cash and cash equivalents at end of period            $   762     $ 1,848

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   394     $   397


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership owns a 99% interest in each of the partnerships and has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of the Partnership are FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation, is the general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 1999 and 1998:

                                                              1999      1998

                                                              (in thousands)


Property management fees (included in operating expenses)     $ 74      $ 72

Reimbursement for services of affiliates,

  (included in general and administrative expenses)             33        36

Partnership management fee (included in general

 and administrative expenses)                                   --        26


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $72,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $36,000 for the three months ended March 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $26,000 in Partnership management fees are included in general and administrative expenses for the three months ended March 31, 1998. No such fees were paid during the three months ended March 31, 1999.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit.

NOTE D - DISTRIBUTIONS

No distributions were paid or declared during the three months ended March 31, 1999. During the first quarter of 1998, the Partnership distributed approximately $1,738,000 to the partners from proceeds collected from the payoff of the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Nevada and Arizona. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segment consist of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential   Other      Totals
Rental income                         $ 1,395     $    --    $ 1,395
Other income                               73           1         74
Interest expense                          409          --        409
Depreciation                              219          --        219
General and administrative expense         --          63         63
Segment profit (loss)                     255         (62)       193
Total assets                           13,631          44     13,675
Capital expenditures for investment
properties                                 95          --         95

1998
                                      Residential   Other      Totals
Rental income                         $ 1,355     $    --    $ 1,355
Other income                               78          24        102
Interest expense                          412          --        412
Depreciation                              218          --        218
General and administrative expense         --          94         94
Segment profit (loss)                     151         (70)        81
Total assets                           14,318         942     15,260
Capital expenditures for investment
properties                                143          --        143

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                                 Average Occupancy

Property                                         1999        1998


St. Charleston Village Apartments                 95%         93%

  Las Vegas, Nevada

Sun River Apartments                              93%         96%

  Tempe, Arizona

Torrey Pines Village Apartments                   95%         88%

  Las Vegas, Nevada

The Managing General Partner attributes the increase in occupancy at Torrey Pines to an aggressive marketing campaign during the three months ended March 31, 1999. The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to increased move-outs over the last three months. The Partnership has implemented a more aggressive marketing campaign, as well as focusing on lease renewals, in an attempt to increase occupancy.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999 and 1998 was approximately $193,000 and $81,000, respectively. This increase in net income is due to an increase in total revenues as well as a decrease in total expenses. The increase in total revenues is due to an increase in rental income primarily attributable to increased average rental rates at each of the Partnership's investment properties combined with improved average occupancy rates at St. Charleston Village and Torrey Pines Village. Partially offsetting the increase in rental income is a decrease in other income due to lower cash balances maintained in interest-bearing accounts over the last twelve months.

Total expenses decreased primarily as a result of decreases in both operating and general and administrative expenses. The decrease in operating expense is primarily attributable to a decrease in repair and maintenance costs at all of the Partnership's investment properties. The decrease in general and administrative expense is primarily due to the payment of a Partnership management fee associated with distributions from operations during the three months ended March 31, 1998. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Other items of expense remained relatively constant for 1999 as compared to 1998.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $762,000 as compared to approximately $1,848,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents increased by approximately $46,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $216,000 of cash provided by operating activities which was partially offset by approximately $136,000 of cash used in investing activities and approximately $34,000 of cash used in financing activities. Cash used in investing activities consisted of net deposits to restricted escrows held by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Sun River

During the three months ended March 31, 1999, the Partnership completed approximately $55,000 of capital improvements at Sun River, consisting primarily of fencing, landscaping and floor covering. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $343,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, roof replacement, repairs to the air conditioning system, structural improvements, carpet replacement and water heater replacement, which are expected to cost approximately $419,000.

Torrey Pines

During the three months ended March 31, 1999, the Partnership completed approximately $16,000 of capital improvements at Torrey Pines, consisting primarily of floor covering. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $196,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, carpet replacement, roof replacement and structural improvements, which are expected to cost approximately $211,000.

St. Charleston

During the three months ended March 31, 1999, the Partnership completed approximately $24,000 of capital improvements at St. Charleston, consisting primarily of furniture and fixtures, appliances and floor covering. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $341,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,903,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 1998, the Partnership distributed approximately $1,738,000 ($26.28 per Limited Partnership Unit) to the partners from proceeds from the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were distributed to the partners in the first quarter of 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and telephone systems. As Of March 31, 1999, the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs is not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                                        CENTURY PROPERTIES FUND XIV


                                        By: FOX CAPITAL MANAGEMENT CORPORATION
                                            Its Managing General Partner


                                        By: /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                        By: /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President
                                            Finance and Administration


                                        Date: May 12, 1999