Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XIV
filed 1999-08-13
CIK 278128

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

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                       $   937

  Receivables and deposits                                            522

  Restricted escrows                                                  223

  Other assets                                                        174

  Investment properties:

     Land                                             $  2,288

     Buildings and related personal property            25,131

                                                        27,419

     Less accumulated depreciation                     (15,420)    11,999

                                                                  $13,855

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $    43

  Tenant security deposit liabilities                                 153

  Accrued property taxes                                              132

  Other liabilities                                                   241

  Mortgage notes payable                                           15,868

Partners' Deficit

  General partners'                                   $    (52)

Limited partners' (64,806 units issued and

        outstanding)                                    (2,530)    (2,582)

                                                                  $13,855


          See Accompanying Notes to Consolidated Financial Statements
b)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999        1998         1999      1998

Revenues:

 Rental income                      $1,380      $1,379      $2,775      $2,734

 Other income                           95          92         169         194

   Total revenues                    1,475       1,471       2,944       2,928

Expenses:

 Operating                             481         591         983       1,164

 General and administrative             60          63         123         157

 Depreciation                          236         222         455         440

 Interest                              408         412         817         824

 Property taxes                         78          76         161         155

   Total expenses                    1,263       1,364       2,539       2,740

Net income                          $  212      $  107      $  405      $  188


Net income allocated

 to general partners (2%)           $    4      $    2      $    8      $    4

Net income allocated

 to limited partners (98%)             208         105         397         184

                                    $  212      $  107      $  405      $  188

Net income per limited

 partnership unit                   $ 3.21      $ 1.62      $ 6.13      $ 2.84

Distributions per limited

 partnership unit                   $   --      $   --      $   --      $26.28


          See Accompanying Notes to Consolidated Financial Statements
c)
                          CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited

                                   Partnership  General    Limited

                                      Units    Partners'  Partners'   Total


Original capital contributions      64,806      $    --    $64,806   $64,806

Partners' deficit at

  December 31, 1998                 64,806      $   (60)   $(2,927)  $(2,987)

Net income for the six months

ended June 30, 1999                     --            8        397       405

Partners' deficit at

  June 30, 1999                     64,806      $   (52)   $(2,530)  $(2,582)


          See Accompanying Notes to Consolidated Financial Statements
d)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended

                                                               June 30,

                                                           1999          1998


Cash flows from operating activities:

  Net income                                           $   405       $   188

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                           455           440

    Amortization of loan costs                              31            31

    Change in accounts:

       Receivables and deposits                            (24)         (102)

       Other assets                                        (19)           85

       Accounts payable                                   (138)          (70)

       Tenant security deposit liabilities                   5             7

       Accrued property taxes                               41             2

       Other liabilities                                   (48)            4

         Net cash provided by operating activities         708           585

Cash flows from investing activities:

    Property improvements and replacements                (339)         (285)

    Net (deposits to) receipts from restricted escrows     (79)          115

         Net cash used in investing activities            (418)         (170)

Cash flows from financing activities:

    Payments on mortgage notes payable                     (69)          (63)

    Distributions to partners                               --        (1,738)

         Net cash used in financing activities             (69)       (1,801)

Net increase (decrease) in cash and cash equivalents       221        (1,386)

Cash and cash equivalents at beginning of period           716         3,524

Cash and cash equivalents at end of period             $   937       $ 2,138

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   786       $   792


          See Accompanying Notes to Consolidated Financial Statements
e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership owns a 99% interest in each of the partnerships and has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of the Partnership are FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation and a wholly owned subsidiary of AIMCO, is the general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 1999 and 1998:

                                                              1999      1998

                                                               (in thousands)


Property management fees (included in operating expenses)     $150      $146

Reimbursement for services of affiliates,

  (included in general and administrative expenses)             59        69

Partnership management fee (included in general

 and administrative expenses)                                   --        26

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $146,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $59,000 and $69,000 for the six months ended June 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $26,000 in Partnership management fees are included in general and administrative expenses for the six months ended June 30, 1998. No such fees were paid during the six months ended June 30, 1999.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,124.06 (24.88% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $150.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 824.50 units. As a result, AIMCO and its affiliates currently own 30,391.13 units of limited partnership interest in the Partnership representing 46.90% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

No distributions were paid or declared during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership distributed approximately $1,738,000 (approximately $1,703,000 to the limited partners, $26.28 per limited partnership unit) to the partners from proceeds collected from the payoff of the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987 it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997 and the total proceeds were subsequently distributed to the partners in 1998.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential   Other      Totals

Rental income                         $ 2,775     $    --    $ 2,775
Other income                              168           1        169
Interest expense                          817          --        817
Depreciation                              455          --        455
General and administrative expense         --         123        123
Segment profit (loss)                     527        (122)       405
Total assets                           13,710         145     13,855
Capital expenditures for investment
  properties                              339          --        339

1998
                                      Residential   Other      Totals

Rental income                         $ 2,734     $    --    $ 2,734
Other income                              161          33        194
Interest expense                          824          --        824
Depreciation                              440          --        440
General and administrative expense         --         157        157
Segment profit (loss)                     312        (124)       188
Total assets                           14,344         982     15,326
Capital expenditures for investment
  properties                              285          --        285

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                 Average Occupancy

Property                                         1999        1998


St. Charleston Village Apartments                 94%         93%
  Las Vegas, Nevada

Sun River Apartments                              92%         96%
  Tempe, Arizona


Torrey Pines Village Apartments                   95%         91%
  Las Vegas, Nevada

The Managing General Partner attributes the increase in occupancy at Torrey Pines to an aggressive marketing campaign during the six months ended June 30, 1999. The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to increased move-outs over the last six months. The Partnership has implemented a more aggressive marketing campaign, as well as focusing on lease renewals, in an attempt to increase occupancy.

Results of Operations

The Partnership's net income was approximately $212,000 and $107,000 for the three months ended June 30, 1999 and 1998, respectively, and approximately $405,000 and $188,000 for the six months ended June 30, 1999 and 1998, respectively. This increase in net income is due to an increase in total revenues as well as a decrease in total expenses. The increase in total revenues is due to an increase in rental income primarily attributable to increased average rental rates at each of the Partnership's investment properties combined with improved average occupancy rates at St. Charleston Village and Torrey Pines Village. Partially offsetting the increase in rental income for the six months ended June 30, 1999, is a decrease in other income due to lower cash balances maintained in interest-bearing accounts over the last twelve months.

Total expenses decreased for the comparable periods primarily as a result of decreases in both operating and general and administrative expenses. The decrease in operating expense is primarily attributable to a decrease in property, insurance, and maintenance expenses. The decrease in property expense is primarily due to the timing of sewer invoices at St. Charleston Village. The decrease in maintenance expense is primarily due to a decrease in contract yards and grounds work and exterior building improvements at Sun River, a decrease in roof repairs at St. Charleston Village and Torrey Pines Village and a decrease in landscaping costs at all of the investment properties. The decrease in insurance expense is due to a change in insurance carrier for all of the investment properties. The decrease in general and administrative expense is primarily due to the payment of a Partnership management fee associated with a distribution from operations during the six months ended June 30, 1998. Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $937,000 as compared to approximately $2,138,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased by approximately $221,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $708,000 of cash provided by operating activities which was partially offset by approximately $418,000 of cash used in investing activities and approximately $69,000 of cash used in financing activities. Cash used in investing activities consisted of net deposits to restricted escrows held by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

Sun River

During the six months ended June 30, 1999, the Partnership completed approximately $160,000 of capital improvements at Sun River, consisting primarily of parking lot improvements, floor covering replacements, and landscaping improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $343,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999 of approximately $419,000 at its property which include certain of the required improvements and consists of, roof replacement, repairs to the air conditioning system, structural improvements, carpet replacement and water heater replacement.

Torrey Pines

During the six months ended June 30, 1999, the Partnership completed approximately $65,000 of capital improvements at Torrey Pines, consisting primarily of floor covering replacements, structural upgrades, and roof replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $196,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999 of approximately $211,000 at its property which include certain of the required improvements and consists of carpet replacement, roof replacement and structural improvements.

St. Charleston

During the six months ended June 30, 1999, the Partnership completed approximately $114,000 of capital improvements at St. Charleston, consisting primarily of floor covering replacements, structural upgrades, and roof replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999of approximately $341,000 at its property which include certain of the required improvements and consist of interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,868,000 matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were paid or declared during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership distributed approximately $1,738,000 (approximately $1,703,000 to the limited partners, $26.28 per limited partnership unit) to the partners from proceeds from the Waverley Apartments note and from operations. When the Partnership sold the Waverley Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were subsequently distributed to the partners in 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,124.06 (24.88% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $150.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 824.50 units. As a result, AIMCO and its affiliates currently own 30,391.13 units of limited partnership interest in the Partnership representing 46.90% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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

                                     Date:  August 13, 1999