Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XIV
filed 1999-11-15
CIK 278128

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                              $    740
Receivables and deposits                                                    586
Restricted escrows                                                          261
Other assets                                                                164
Investment properties:
Land                                                    $   2,288
Buildings and related personal property                    25,530
                                                           27,818
   Less accumulated depreciation                          (15,649)       12,169
                                                                       $ 13,920
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $     36
Tenant security deposit liabilities                                         159
Accrued property taxes                                                      198
Other liabilities                                                           253
Mortgage notes payable                                                   15,831

Partners' Deficit
General partners                                        $    (51)
Limited partners (64,806 units issued and
outstanding)                                              (2,506)        (2,557)
                                                                       $ 13,920


          See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1999       1998      1999      1998
Revenues:
Rental income                           $ 1,328    $ 1,408    $ 4,103   $ 4,142
Other income                                 90         84        259       278
Total revenues                            1,418      1,492      4,362     4,420

Expenses:
Operating                                   610        608      1,593     1,772
General and administrative                   54         55        177       212
Depreciation                                229        227        684       667
Interest                                    408        410      1,225     1,234
Property taxes                               92         75        253       230
Total expenses                            1,393      1,375      3,932     4,115

Net income                              $    25    $   117    $   430   $   305

Net income allocated
to general partners (2%)                $    --    $     2    $     9   $     6
Net income allocated

to limited partners (98%)                    25        115        421       299

                                        $    25    $   117    $   430   $   305
Net income per limited
   partnership unit                     $  0.39    $  1.77    $  6.50   $  4.61

Distributions per limited
   partnership unit                     $    --    $    --    $    --   $ 26.28


          See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions      64,806     $    --     $64,806      $64,806

Partners' deficit
at December 31, 1998                64,806     $   (60)    $(2,927)     $(2,987)

Net income for the nine months

ended September 30, 1999                --           9         421          430

Partners' deficit
at September 30, 1999               64,806     $   (51)    $(2,506)     $(2,557)



          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net income                                                 $   430      $   305
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                   684          667
Amortization of loan costs                                      47           47
Change in accounts:
Receivables and deposits                                       (88)         (82)
Other assets                                                   (25)          22
Accounts payable                                              (145)         (76)
Tenant security deposit liabilities                             11           10
Accrued property taxes                                         107           28

Other liabilities                                              (36)         (11)

Net cash provided by operating activities                      985          910

Cash flows from investing activities:
Property improvements and replacements                        (738)        (360)
Net (deposits to) withdrawals from restricted escrows         (117)         127

Net cash used in investing activities                         (855)        (233)

Cash flows from financing activities:
Payments on mortgage notes payable                            (106)         (96)
Distributions to partners                                       --       (1,738)

Net cash used in financing activities                         (106)      (1,834)

Net increase (decrease) in cash and cash equivalents            24       (1,157)

Cash and cash equivalents at beginning of period               716        3,524

Cash and cash equivalents at end of period                 $   740      $ 2,367

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $ 1,178      $ 1,848


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $223      $221

Reimbursement for services of affiliates (included in
  operating and general and administrative expenses
  and investment properties)                                    101       102

Partnership management fee (included in general and
  administrative and expenses)                                   --        26


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $223,000 and $221,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $101,000 and $102,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in this amount is approximately $8,000 of construction oversight costs for the nine months ended September 30, 1999. No such amounts were incurred for the nine months ended September 30, 1998.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $26,000 in Partnership management fees are included in general and administrative expenses for the nine months ended September 30, 1998. No such fees were paid during the nine months ended September 30, 1999.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,124.06 (24.88% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $150.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 824.50 units. As a result, AIMCO and its affiliates currently own 30,588.13 units of limited partnership interest in the Partnership representing 47.20% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS

No distributions were paid or declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership distributed approximately $1,738,000 (approximately $1,703,000 to the limited partners, $26.28 per limited partnership unit) to the partners from proceeds collected from the payoff of the Waverly Apartments note and from operations. When the Partnership sold the Waverly Apartments in 1987 it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997 and the total proceeds were subsequently distributed to the partners in 1998.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, two of which are located in Nevada and the other located in Arizona. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consist of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column represents partnership administration related items and income and expense not allocated to the reportable segments.

               1999                 Residential       Other       Totals
                                                 (in thousands)

Rental income                         $ 4,103         $  --       $ 4,103
Other income                              258             1           259
Interest expense                        1,225            --         1,225
Depreciation                              684            --           684
General and administrative expense         --           177           177
Segment profit (loss)                     606          (176)          430
Total assets                           13,820           100        13,920
Capital expenditures for
  investment properties                   738            --          738

                1998                 Residential       Other       Totals
                                                  (in thousands)

Rental income                          $ 4,142        $    --      $ 4,142
Other income                               235             43          278
Interest expense                         1,234             --        1,234
Depreciation                               667             --          667
General and administrative expense          --            212          212
Segment profit (loss)                      474           (169)         305
Total assets                            14,472            946       15,418
Capital expenditures for
  investment properties                    360             --          360


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

St. Charleston Village Apartments           94%        93%
  Las Vegas, Nevada
Sun River Apartments                        90%        96%
  Tempe, Arizona
Torrey Pines Village Apartments             94%        93%
  Las Vegas, Nevada


The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to a change in demographics in the area. The Managing General Partner has increased its marketing efforts and has increased concessions to tenants in an attempt to increase occupancy.

Results of Operations

Net income of approximately $25,000 and $117,000 was realized by the Partnership for the three months ended September 30, 1999 and 1998, respectively. The Partnership realized net income of approximately $430,000 and $305,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net income for the comparable nine month period is due to a decrease in total expenses which more than partially offset a decrease in total revenues. The decrease in total expenses is primarily due to decreases in operating and general and administrative expenses which were partially offset by an increase in property tax expense. The decrease in operating expense is due to a decrease in property, insurance, and maintenance expenses. The decrease in property expenses is due to declines in insurance premiums, payroll and related expenses. The decrease in insurance premiums is due to a change in the insurance carrier late in 1998 for all of the investment properties. The decrease in maintenance expense is primarily due to a decrease in contract yards and grounds work at St. Charleston Apartments and decreases in interior building improvements, pool repairs, and contract air conditioning work at all of the Partnership's investment properties. The decrease in general and administrative expense is primarily due to the payment of the Partnership management fee associated with a distribution from operations during the nine months ended September 30, 1998. The increase in property tax expense is due to the timing of the receipt of the property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998. The decrease in total revenue is primarily due to a decrease in rental income. The decrease in rental income is due to the decline in occupancy at Sun River discussed above.

The decrease in net income for the three month period ended September 30, 1999, is attributable to the increase in property tax expense mentioned above and the decline in occupancy at Sun River.

Included in general and administrative expenses at both September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $740,000 as compared to approximately $2,367,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased by approximately $24,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $985,000 of cash provided by operating activities which was largely offset by approximately $855,000 of cash used in investing activities and approximately $106,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Sun River

During the nine month period ended September 30, 1999, the Partnership completed approximately $344,000 of capital improvements at Sun River, consisting primarily of roof replacements, floor covering replacements, and parking lot improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $343,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999 of approximately $419,000 at this property which include certain of the required improvements and consist of, roof replacement, upgrades to the parking lot, air conditioning system, structural improvements, carpet replacement and water heater replacement.

Torrey Pines

During the nine month period ended September 30, 1999, the Partnership completed approximately $139,000 of capital improvements at Torrey Pines, consisting primarily of roof replacements, structural upgrades, and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $196,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999 of approximately $211,000 at this property which include certain of the required improvements and consists of carpet replacement, roof replacement and structural improvements.

St. Charleston

During the nine month period ended September 30, 1999, the Partnership completed approximately $255,000 of capital improvements at St. Charleston, consisting primarily of roof replacements, structural upgrades, and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $282,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements for 1999 of approximately $341,000 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,831,000, which bears interest at 9.88% per annum, matures in July 2001, with balloon payments totaling approximately $15,551,000 due at maturity. The Managing General Partner is currently attempting to refinance the indebtedness on more favorable terms than the existing loan terms. If the properties cannot be refinanced or sold for a sufficient amount prior to maturity, the Partnership will risk losing such properties through foreclosure.

No distributions were paid or declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership distributed approximately $1,738,000 (approximately $1,703,000 to the limited partners, $26.28 per limited partnership unit) to the partners from proceeds from the Waverly Apartments note and from operations. When the Partnership sold the Waverly Apartments in 1987, it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997, and the total proceeds were subsequently distributed to the partners in 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,124.06 (24.88% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $150.00 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 824.50 units. As a result, AIMCO and its affiliates currently own 30,588.13 units of limited partnership interest in the Partnership representing 47.20% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              CENTURY PROPERTIES FUND XIV


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: