Form 10KSB
period 1999-12-30
CENTURY PROPERTIES FUND XIV
filed 2000-03-27
CIK 278128

March 27, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Fund XIV
      Form 10-KSB
      File No. 0-9242


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(MarkOne)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

    55 Beattie Place, PO Box 1089
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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $5,828,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XIV (the "Partnership" or "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership. The Managing General Partner, as well as the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a Registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units aggregating $64,806,000. The net proceeds of this offering were used to purchase nineteen income-producing real estate properties, or interest therein. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership, which is engaged in the business of operating and holding real estate properties for investment, presently owns three residential apartment complexes, two of which are located in Nevada and the other is located in Arizona. See "Item 2. Description of Properties" for a further description of the Partnership's properties.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing property management services for the Partnership's investment properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The  following  table  sets  forth  the   Partnership's   remaining   investment
properties:

                                      Date of
Property                              Purchase       Type of Ownership         Use

Torrey Pines Village Apartments         09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage (1)   204 units

St. Charleston Village Apartments       09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage. (1)  312 units

Sun River Apartments                    11/80    Fee ownership subject     Apartment
  Tempe, Arizona                                 to a first mortgage. (1)  334 units

(1) Each property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying    Accumulated                         Federal
Property                   Value      Depreciation    Rate    Method     Tax Basis
                              (in thousands)                          (in thousands)

Torrey Pines              $ 6,500       $ 3,663       5-30      SL        $ 2,295
St. Charleston             10,151         5,927       5-30      SL          3,482
Sun River                  11,543         6,304       5-30      SL          2,097

         Total            $28,194       $15,894                           $ 7,874

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     1999          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Torrey Pines (2)            $ 3,607       9.88%     30 years    7/1/01       $ 3,552
St. Charleston (2)            6,061       9.88%     30 years    7/1/01         5,967
Sun River                     6,126       9.88%     30 years    7/1/01         6,032

  Total                     $15,794                                          $15,551

(1) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

(2) On February 2, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Apartments and St. Charleston Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020.
      Capitalized loan costs incurred for the refinancing were approximately $110,000 and $117,000. The Partnership paid approximately $72,000 and
      $121,000 in prepayment penalties and wrote off approximately $22,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on early extinguishment of debt in the amount of approximately $247,000 during the first quarter of 2000.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                      Average Annual             Average Annual
                                       Rental Rate                  Occupancy
                                        (per unit)
Property                           1999            1998         1999        1998

Torrey Pines                      $6,993          $6,887         95%         93%
St. Charleston                     7,117           7,014         95%         93%
Sun River                          7,535           7,395         88%         95%

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to a change in demographics in the area. The Managing General Partner has increased its marketing efforts and has increased concessions to tenants in an attempt to increase occupancy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual residential property tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                   Billing           Rate
                               (in thousands)
Torrey Pines                        $ 82             3.11%
St. Charleston                       140             3.11%
Sun River                            129             1.11%

Capital Improvements

Torrey Pines Village Apartments

The Partnership completed approximately $237,000 in capital expenditures at Torrey Pines Village Apartments as of December 31, 1999, consisting primarily of roof replacement, carpet and vinyl replacement, structural improvements, recreational facilities upgrades, and appliances. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

St. Charleston Place Apartments

The Partnership completed approximately $348,000 in capital expenditures at St. Charleston Place Apartments as of December 31, 1999, consisting primarily of roof replacement, carpet and vinyl replacement, appliance replacement, structural upgrades, roof replacement, fencing, and recreational facilities upgrades. These improvements were funded primarily from operating cash flow and, to a lessor extent, from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $93,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sun River

The Partnership completed approximately $529,000 in capital expenditures at Sun River Apartments as of December 31, 1999, consisting primarily of carpet and vinyl replacement, roof replacement, parking lot upgrades, air conditioning unit replacements, major landscaping, sign additions, and land improvements. These improvements were funded primarily from operating cash flow and, to a lessor extent, from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $100,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of December 31, 1999, the number of holders of
Limited Partnership Units was 2,458 owning an aggregate of 64,806 units. Affiliates of the Managing General Partner owned 39,393.84 units or 60.79% at December 31, 1999. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 1998 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $3,503 (1)            $52.97
       01/01/99 - 12/31/99              $  180 (2)            $ 2.72

(1) Consists of $2,003,000 of cash from operations and $1,500,000 of cash from previously undistributed surplus cash from the collection of a note.

(2) Distribution was made from cash from operations. Distribution was declared as of December 31, 1999 and paid in January 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 39,393.84 limited partnership units in the Partnership representing approximately 60.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999 was approximately $453,000 as compared to net income of approximately $119,000 for the year ended December 31, 1998. The increase in net income for 1999 was primarily due to a decrease in total expenses and, to a lessor extent, an increase in total revenues. Total revenues increased due to a slight increase in rental income. Rental income increased as a result of the increased rental rates at all the Partnership's properties and increased occupancy at Torrey Pines and St. Charleston which more than offset the decrease in occupancy at Sun River Apartments.

Total expenses decreased primarily due to a decrease in operating expenses and general and administrative expenses, partially offset by increased property tax expense and depreciation expense. Operating expenses decreased mainly due to decreases in maintenance expense and insurance expense and reduced payroll expenses at all the Partnership's properties. Maintenance expenses decreased primarily due to reduced contract labor expenses at St. Charleston Apartments due to use of in-house employees, and decreases in repairs at all the Partnership's properties. The decrease in insurance expense was due to a change in insurance carrier late in 1998 for all the Partnership's properties. These decreases were partially offset by an increase in advertising expense at all the Partnership's properties. The decrease in general and administrative expense is primarily due to the payment of Partnership management fees associated with distributions from operations. Such distributions were $180,000 in 1999 as compared to $2,003,000 in 1998. Therefore, the fees were higher in 1998. This decrease was partially offset by increased legal fees due to the settlement of a legal case as disclosed in the Annual Report on Form 10-KSB at December 31, 1998. Included in general and administrative expenses for the year ended December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property taxes increased at all the Partnership's properties due to an increase in the assessed values of all three properties as well as a slight increase in the tax rate for St. Charleston and Torrey Pines Apartments. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $829,000 compared to approximately $716,000 at December 31, 1998. The net increase in cash and cash equivalents for the year ended December 31, 1999 was approximately $113,000. The increase in cash and cash equivalents is due to approximately $1,431,000 of cash provided by operating activities, which was partially offset by approximately $1,175,000 and $143,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows held by the mortgage lender. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $255,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $15,794,000 matures in July 2001, with a balloon payment totaling approximately $15,551,000 due at maturity. As the mortgages at Torrey Pines Apartments and St. Charleston Apartments were subsequently refinanced (see discussion below), the Managing General Partner will attempt to refinance the mortgage at Sun River Apartments and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On February 2, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Apartments and St. Charleston Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $110,000 and $117,000. The Partnership paid approximately $72,000 and $121,000 in prepayment penalties and wrote off approximately $22,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on early extinguishment of debt in the amount of approximately $247,000 during the first quarter of 2000.

During the year ended December 31, 1999, the Partnership declared a distribution of approximately $180,000 ($176,000 to the limited partners or $2.72 per limited partnership unit) from operations. This distribution was accrued at December 31, 1999 and paid in January 2000. During the year ended December 31, 1998, the Partnership distributed approximately $3,503,000 (approximately $3,433,000 to the limited partners or $52.97 per limited partnership unit) to the partners, consisting of approximately $1,500,000 of sale proceeds ($1,470,000 to the limited partners or $22.68 per limited partnership unit) from the collection of the Waverley Apartments note and approximately $2,003,000 ($1,963,000 to the limited partners or $30.29 per limited partnership unit) from operations. When the Partnership sold the Waverly Apartments in 1987 it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997 and the total proceeds were distributed in 1998.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 39,393.84 limited partnership units in the Partnership representing approximately 60.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

     Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Properties Fund XIV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $   829
   Receivables and deposits                                                      437
   Restricted escrows                                                            205
   Other assets                                                                  216
   Investment properties (Notes D and F):
      Land                                                    $  2,288
      Buildings and personal property                           25,906
                                                                28,194

      Less accumulated depreciation                            (15,894)       12,300
                                                                            $ 13,987

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   144
   Tenant security deposit liabilities                                           163
   Accrued property taxes                                                         77
   Distribution payable                                                          180
   Other liabilities                                                             343
   Mortgage notes payable (Note D)                                            15,794

Partners' Deficit
   General partners                                             $ (55)
   Limited partners (64,806 units
      issued and outstanding)                                   (2,659)       (2,714)
                                                                            $ 13,987

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                            Years Ended December 31,
                                                               1999         1998
Revenues:
   Rental income                                             $ 5,474      $ 5,456
   Other income                                                  354          347
      Total revenues                                           5,828        5,803

Expenses:
   Operating                                                   2,215        2,382
   General and administrative                                    272          471
   Depreciation                                                  929          891
   Interest                                                    1,628        1,644
   Property taxes                                                331          296
      Total expenses                                           5,375        5,684

Net income (Note E)                                           $ 453         $ 119

Net income allocated to general partners (2%)                  $  9           $ 2
Net income allocated to limited partners (98%)                  444           117

                                                              $ 453         $ 119

Net income per limited partnership unit                      $ 6.85        $ 1.80

Distributions per limited partnership unit                   $ 2.72       $ 52.97

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)


                                     Limited
                                   Partnership    General   Limited
                                      Units      Partners   Partners     Total

Original capital contributions        64,806       $ --      $64,806    $64,806

Partners' capital at
   December 31, 1997                  64,806       $ 8        $ 389       $ 397

Net income for the year
   ended December 31, 1998                --           2         117        119

Distributions to partners                 --         (70)     (3,433)    (3,503)

Partners' deficit at
   December 31, 1998                  64,806         (60)     (2,927)    (2,987)

Net income for the year
   ended December 31, 1999                --           9         444        453

Distributions to partners                 --          (4)       (176)      (180)

Partners' deficit at
   December 31, 1999                  64,806      $  (55)    $(2,659)   $(2,714)

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Year Ended December 31,
                                                                  1999         1998
Cash flows from operating activities:
   Net income                                                    $  453       $  119
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                    929          891
    Amortization of loan costs                                       63           63
    Change in accounts:
      Receivables and deposits                                       61         (176)
      Other assets                                                  (93)          79
      Accounts payable                                              (37)          52
      Tenant security deposit liabilities                            15            9
      Accrued property taxes                                        (14)          42
      Other liabilities                                              54           74

       Net cash provided by operating activities                  1,431        1,153

Cash flows from investing activities:
   Property improvements and replacements                        (1,114)        (421)
   Net (deposits to) withdrawals from restricted escrows            (61)          93

       Net cash used in investing activities                     (1,175)        (328)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (143)        (130)
   Distributions to partners                                         --       (3,503)

       Net cash used in financing activities                       (143)      (3,633)

Net increase (decrease) in cash and cash equivalents                113       (2,808)

Cash and cash equivalents at beginning of year                      716        3,524

Cash and cash equivalents at end of year                         $  829       $  716

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,568      $ 1,582

Supplemental disclosure of non-cash activity:
   Distribution payable                                          $  180       $   --

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XIV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes, two of which are located in Nevada and the other located in Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

Principles of Consolidation: The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership owns a 99% interest in each of the partnerships and has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

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

Replacement Reserves - The Partnership maintains a replacement reserve with the holder of the mortgage notes payable on all the Partnership properties. These funds are available for the maintenance of the properties. The balance at December 31, 1999 was approximately $205,000.

Advertising Costs: Advertising costs of approximately $131,000 in 1999 and $86,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs are amortized using the straight line method over the lives of the related mortgage loans. At December 31, 1999, loan costs, net of accumulated amortization, totaled approximately $94,000 and are included in other assets. Amortization of loan costs is included in interest expense.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partners and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 1999 and 1998:

                                                           1999        1998
                                                            (in thousands)
Property management fees (included in operating
   expenses)                                               $305        $293
Reimbursement for services of affiliates
   (included in operating, general and
   administrative expenses, and investment
   properties)                                              131         135
Partnership management fee (included in general
   and administrative expense)                               20         222

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $305,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $131,000 and $135,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $20,000 and $222,000 in Partnership management fees are included in general and administrative expense for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 39,393.84 limited partnership units in the Partnership representing approximately 60.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             1999       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)
Torrey Pines (1)           $ 3,607       $ 33      9.88%     7/1/01       $ 3,552
St. Charleston (1)           6,061         55      9.88%     7/1/01         5,967
Sun River                    6,126         55      9.88%     7/1/01         6,032
                           $15,794      $ 143                             $15,551

(1)   Loans were refinanced on February 2, 2000.  See discussion below.

The mortgage notes payable are non-recourse and secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage note payable subsequent to December 31, 1999 are as follows (in thousands):

                             2000                $  158
                             2001                15,636
                             Total              $15,794

On February 2, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Apartments and St. Charleston Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $110,000 and $117,000. The Partnership paid approximately $72,000 and $121,000 in prepayment penalties and wrote off approximately $22,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on early extinguishment of debt in the amount of approximately $247,000 during the first quarter of 2000.

Amortization of deferred loan costs totaled approximately $63,000 for both the years ended December 31, 1999 and 1998.

Note E - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1999 and 1998 (in thousands, except per unit data):

                                                     1999          1998
Net income as reported                              $  453          $ 119
Add:
  Depreciation differences                             386            267
  Other                                                102             87
Federal taxable income                              $  941          $ 473

Federal taxable income per limited
  partnership unit                                 $ 14.22         $ 7.15


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported                           $ (2,714)
   Differences resulted from:
   Land and buildings                                 (413)
   Accumulated depreciation                         (4,013)
   Syndication and distribution costs                6,749
   Other                                               401
Net assets - Federal tax basis                       $  10

Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                       Buildings        Net Costs
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
     Description        Encumbrances       Land         Property       Acquisition
                       (in thousands)                                 (in thousands)
Torrey Pines              $ 3,607          $  460       $ 4,595          $ 1,445
St. Charleston              6,061             751         7,322            2,078
Sun River                   6,126           1,102         8,770            1,671

Total                     $15,794         $ 2,313       $20,687          $ 5,194




                   Gross Amount At Which
                          Carried
                    At December 31, 1999
                       (in thousands)
                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Torrey Pines     $  455    $ 6,045   $ 6,500    $ 3,663         1980      09/79   5-30 years
St. Charleston      743      9,408    10,151      5,927         1980      09/79   5-30 years
Sun River         1,090     10,453    11,543      6,304         1981      11/80   5-30 years

Total           $ 2,288    $25,906   $28,194    $15,894

Reconciliation of Investment Properties and Accumulated Depreciation:


                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $27,080          $26,659
    Property improvements                         1,114              421
Balance at end of year                          $28,194          $27,080

Accumulated Depreciation
Balance at beginning of year                    $14,965          $14,074
    Additions charged to expense                    929              891
Balance at end of year                          $15,894          $14,965

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $27,781,000 and $26,687,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $19,907,000 and $19,321,000, respectively.

Note G - Distributions

During the year ended December 31, 1999, the Partnership declared a distribution of approximately $180,000 ($176,000 to the limited partners or $2.72 per limited partnership unit) from operations. This distribution was accrued at December 31, 1999 and paid in January 2000. During the year ended December 31, 1998, the Partnership distributed approximately $3,503,000 (approximately $3,433,000 to the limited partners or $52.97 per limited partnership unit) to the partners, consisting of approximately $1,500,000 of sale proceeds ($1,470,000 to the limited partners or $22.68 per limited partnership unit) from the collection of the Waverley Apartments note and approximately $2,003,000 ($1,963,000 to the limited partners or $30.29 per limited partnership unit) from operations. When the Partnership sold the Waverly Apartments in 1987 it received a note for $1,500,000 with a July 1997 maturity date. The note was collected in September 1997 and the total proceeds were distributed in 1998.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes two of which are located in Nevada and the other in Arizona. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                   Residential    Other      Totals

Rental income                            $ 5,474       $  --     $ 5,474
Other income                                 352           2         354
Interest expense                           1,628          --       1,628
Depreciation                                 929          --         929
General and administrative expense            --         272         272
Segment profit (loss)                        723        (270)        453
Total assets                              13,925          62      13,987
Capital expenditures for
  investment property                      1,114          --       1,114


                1998                  Residential     Other      Totals

Rental income                           $ 5,456       $   --     $ 5,456
Other income                                298           49         347
Interest expense                          1,644           --       1,644
Depreciation                                891           --         891
General and administrative expense           --          471         471
Segment profit (loss)                       541         (422)        119
Total assets                             13,528          131      13,659
Capital expenditures for
  investment properties                     421           --         421


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XIV (the "Partnership" or the "Registrant") does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received renumeration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1999.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.06          41.06%
  (an affiliate of AIMCO)
Insignia Properties LP (1)                      31.00            .05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                      9,827.21          15.16%
  (an affiliate of AIMCO)

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

(2) AIMCO Properties LP is ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As a result of its ownership of approximately 39,393.84 (60.79%) limited partnership units through its affiliates, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 1999 and 1998:

                                                       1999        1998
                                                        (in thousands)
Property management fees                               $305        $293
Reimbursement for services of affiliates                131         135
Partnership management fee                               20         222

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $305,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $131,000 and $135,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $20,000 and $222,000 in partnership management fees are included in general and administrative expense for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 39,393.84 limited partnership units in the Partnership representing approximately 60.79% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

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

/s/Patrick J. Foye      Executive Vice President            Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President               Date:
Martha L. Long          and Controller

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

10.2 Multifamily Note dated February 2, 2000 between Century St. Charleston, L.P., a Nevada limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

10.3 Multifamily Note dated February 2, 2000 between Century Torrey Pines, Inc., a Nevada limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

16 Letter dated November 11, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                     Exhibit 18



February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation
Managing General Partner of Century Properties Fund XIV
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Fund XIV included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP

                                                                    Exhibit 10.2

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

                                                              FHLMC #  002643006
US $7,325,000.00                                                February 2, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS Commercial Mortgage Co., L.P., a California limited partnership, the principal sum of Seven Million Three Hundred Twenty Five Thousand Dollars and no/100's (US $7,325,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 34/100's percent (8.34%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Sixty Two Thousand Eight Hundred Twenty Eight Dollars and 23/100's (US $62,828.23), shall be payable on the first day of each month beginning on April 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within Ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to Five (5) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

      16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X|     Schedule A      Prepayment Premium (required)

      |X|     Schedule B      Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

[SIGNATURES]

Century St. Charleston Limited Partnership, a Nevada limited partnership

      By:   CPF XIV/St. Charleston, Inc.,
            a Nevada corporation
      Its:  Managing General Partner

            By:   ___________________
                  Patti K. Fielding
                  Vice President

Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF

WITHOUT RECOURSE

ARCS Commercial Mortgage Co., L. P.,
a California limited partnership
By:   ACMC Realty, Inc.,
      a California corporation
Its:  General Partner

By:   _________________________
      Kevin Kleen
Its:  Senior Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,
                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.


                                   SCHEDULE B
                        MODIFICATIONS TO MULTIFAMILY NOTE

                                                                    Exhibit 10.3

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

                                                               FHLMC # 002643014
US $4,825,000.00                                                February 2, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS Commercial Mortgage Co., L.P., a California limited partnership, the principal sum of Four Million Eight Hundred Twenty Five Thousand Dollars and no/100's (US $4,825,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 34/100's percent (8.34%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Forty One Thousand Three Hundred Eighty Five Thousand Dollars and 15/100's (US $41,385.15), shall be payable on the first day of each month beginning on April 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within Ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to Five (5) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

      16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X|     Schedule A      Prepayment Premium (required)

      |X|     Schedule B      Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

[SIGNATURES]

Century Torrey Pines Limited Partnership, a Nevada limited partnership

      By:   CPF XIV/Torrey Pines, Inc.,
            a Nevada corporation
      Its:  Managing General Partner

            By:   ___________________
                  Patti K. Fielding
                  Vice President

Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF

WITHOUT RECOURSE

ARCS Commercial Mortgage Co., L. P.,
a California limited partnership
By:   ACMC Realty, Inc.,
      a California corporation
Its:  General Partner

By:   _________________________
      Kevin Kleen
Its:  Senior Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,
                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B
                        MODIFICATIONS TO MULTIFAMILY NOTE