Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XIV
filed 2000-05-15
CIK 278128

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $ 1,637
   Receivables and deposits                                                     297
   Restricted escrows                                                           147
   Other assets                                                                 383
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  26,059
                                                               28,347
      Less accumulated depreciation                           (16,150)       12,197
                                                                           $ 14,661

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $  110
   Tenant security deposit liabilities                                          158
   Accrued property taxes                                                        99
   Distribution payable                                                       1,111
   Other liabilities                                                            287
   Mortgage notes payable                                                    18,261

Partners' Deficit

   General partners                                           $  (108)
   Limited partners (64,806 units issued and
      outstanding)                                             (5,257)       (5,365)
                                                                           $ 14,661

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2000            1999
Revenues:
   Rental income                                            $1,346          $1,395
   Other income                                                 81              74
      Total revenues                                         1,427           1,469

Expenses:
   Operating                                                   618             502
   General and administrative                                  104              63
   Depreciation                                                256             219
   Interest                                                    394             409
   Property taxes                                              111              83
      Total expenses                                         1,483           1,276

(Loss) income before extraordinary item                        (56)            193
Extraordinary loss on early extinguishment of debt
   (Note E)                                                   (335)             --

Net (loss) income                                           $ (391)         $  193

Net (loss) income allocated to general partners (2%)         $  (8)           $  4

Net (loss) income allocated to limited partners (98%)         (383)            189

                                                            $ (391)         $  193
Per limited partnership unit:

   (Loss) income before extraordinary item                  $(0.85)         $ 2.92
   Extraordinary loss on early extinguishment of debt        (5.06)             --

   Net (loss) income                                        $(5.91)         $ 2.92

Distribution per limited partnership unit                   $34.18           $  --

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $  --      $64,806      $64,806

Partners' deficit at
   December 31, 1999                  64,806      $  (55)     $(2,659)     $(2,714)

Distribution to partners                  --         (45)      (2,215)      (2,260)

Net loss for the three months
   ended March 31, 2000                   --          (8)        (383)        (391)

Partners' deficit at
   March 31, 2000                     64,806      $ (108)     $(5,257)     $(5,365)

            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (391)      $  193
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     256          219
   Amortization of loan costs                                        12           16
   Extraordinary loss on early extinguishment of debt               335           --
   Change in accounts:
      Receivables and deposits                                      140          (46)
      Other assets                                                   --          (23)
      Accounts payable                                              (34)        (119)
      Tenant security deposit liabilities                            (5)           8
      Accrued property taxes                                         22           33
      Other liabilities                                             (56)         (65)
       Net cash provided by operating activities                    279          216

Cash flows from investing activities:

  Property improvements and replacements                           (153)         (95)
  Net withdrawals from (deposits to) restricted escrows              58          (41)
       Net cash used in investing activities                        (95)        (136)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (23)         (34)
  Distributions to partners                                      (1,329)          --
  Repayment of mortgage notes payable                            (9,660)          --
  Prepayment penalties paid                                        (282)          --
  Loan costs paid                                                  (232)          --
  Proceeds from mortgage notes payable                           12,150           --
       Net cash provided by (used in) financing
         activities                                                 624          (34)

Net increase in cash and cash equivalents                           808           46

Cash and cash equivalents at beginning of period                    829          716

Cash and cash equivalents at end of period                      $ 1,637       $  762

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  378        $ 394
Supplemental disclosure of non-cash activity:
  Distribution payable                                          $ 1,111        $  --

            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership ultimately owns 100% of these partnerships and has the ability to control the major operating and financial policies of these partnerships. All interpartnership transactions have been eliminated.

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

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 73      $ 74
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             29        33

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $74,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $29,000 and $33,000 for the three months ended March 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $40,000 in Partnership management fees are included in general and administrative expense for the three months ended March 31, 2000. There were no fees incurred during the three months ended March 31, 1999.

In connection with the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed per the Partnership Agreement.

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

AIMCO and its affiliates currently own 39,564.84 limited partnership units in the Partnership representing approximately 61.05% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 61.05% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Note D - Distributions

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared a distribution of approximately $2,260,000 ($2,215,000 to the limited partners or $34.18 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $357,000 (approximately $350,000 to the limited partners or $5.40 per limited partnership unit) from operations. Approximately $1,149,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $1,111,000 was paid subsequent to March 31, 2000. There were no distributions paid or declared during the three months ended March 31, 1999.

Note E - Extraordinary Loss on Early Extinguishment of Debt

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000 during the first quarter of 2000.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, two of which are located in Nevada and the other in Arizona. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column represents partnership administration related items and income and expense not allocated to the reportable segments.

                2000                  Residential       Other         Totals
                                                        (in thousands)
Rental income                           $ 1,346         $   --        $ 1,346
Other income                                 78              3             81
Interest expense                            394             --            394
Depreciation                                256             --            256
General and administrative expense           --            104            104
Extraordinary loss on early
  extinguishment of debt                   (335)            --           (335)
Segment loss                               (290)          (101)          (391)
Total assets                             13,657          1,004         14,661
Capital expenditures for
  investment properties                     153             --            153


                1999                   Residential       Other        Totals
                                                    (in thousands)
Rental income                            $ 1,395         $   --       $ 1,395
Other income                                  73              1            74
Interest expense                             409             --           409
Depreciation                                 219             --           219
General and administrative expense            --             63            63
Segment profit (loss)                        255            (62)          193
Total assets                              13,631             44        13,675
Capital expenditures for
  investment properties                       95             --            95

Note G - Legal Proceedings

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      St. Charleston Village Apartments             93%        95%
        Las Vegas, Nevada
      Sun River Apartments                          82%        93%
        Tempe, Arizona
      Torrey Pines Village Apartments               94%        95%
        Las Vegas, Nevada

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to a change in demographics in the area. The Managing General Partner has increased its marketing efforts and has increased concessions to tenants in an attempt to increase occupancy.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000, was approximately $391,000 compared to net income of approximately $193,000 for the corresponding period in 1999. The increase in net loss is partially due to the extraordinary loss on early extinguishment of debt incurred on the refinancing of Torrey Pines Village and St. Charleston Village Apartments as discussed below. The Partnership recorded a loss before the extraordinary loss on early extinguishment of debt of approximately $56,000. The increase in loss before early extinguishment of debt for the three months ended March 31, 2000 as compared to the comparable period in 1999 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is primarily attributable to an increase in operating, depreciation, property tax, and general and administrative expenses. Operating expense increased due to increases in maintenance costs, primarily at Sun River Apartments, and increased utility charges, primarily at St. Charleston Village and Torrey Pines Village Apartments. Depreciation expense increased due to property additions during the previous twelve months. Property tax expense increased at Sun River due to the timing of receipt of the tax bills which impacted the accruals at March 31, 2000 and 1999 and an increase in the assessed value of the property. General and administrative expense increased primarily due to the Partnership management fee associated with distributions from operations. There was a distribution from operations declared during the first quarter of 2000 but not during the first quarter of 1999. Included in general and administrative expenses at both March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The decrease in total revenues is primarily attributable to a decrease in rental income. Rental income decreased due to decreases in occupancy at all the Partnership's properties and increased concession costs at St. Charleston Village Apartments and Sun River Apartments. These decreases were partially offset by an increase in the average rental rates at all the Partnership's properties.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,637,000 compared to approximately $762,000 at March 31, 1999. The increase in cash and cash equivalents for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999 was approximately $808,000. This increase is due to approximately $624,000 of cash provided by financing activities and approximately $279,000 of cash provided by operating activities partially offset by approximately $95,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of St. Charleston Village and Torrey Pines Village Apartments partially offset by prepayment penalties paid, loan costs paid, principal payments made on mortgages encumbering the Partnership's investment properties, the payoff of mortgages encumbering St. Charleston Village and Torrey Pines Village Apartments, and distributions paid to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender.

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

St. Charleston Village

The Partnership budgeted approximately $180,000 of capital improvements for the year 2000 at St. Charleston Village consisting primarily of carpet and vinyl replacement, water meter upgrades, light fixture upgrades, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $69,000 of capital improvements at St. Charleston Village, consisting primarily of carpet and vinyl replacement, water meter upgrades, and apartment baseboard replacements. These improvements were funded from operating cash flow.

Sun River

The Partnership budgeted approximately $121,000 of capital improvements for the year 2000 at Sun River Apartments consisting primarily of carpet replacement, plumbing upgrades, air conditioning unit replacement, and appliance replacement. During the three months ended March 31, 2000, the Partnership completed approximately $49,000 of capital improvements at Sun River, consisting primarily of floor covering replacement, plumbing upgrades, and air conditioning unit replacement. These improvements were funded from operating cash flow.

Torrey Pines Village

The Partnership budgeted approximately $110,000 of capital improvements for the year 2000 at Torrey Pines Village Apartments consisting primarily of carpet and vinyl replacement, light fixture upgrades, appliance replacement, and other building improvements. During the three months ended March 31, 2000, the Partnership completed approximately $35,000 of capital improvements at Torrey Pines Village, consisting primarily of apartment baseboard replacements, carpet replacement, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000 during the first quarter of 2000.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $6,111,000 at Sun River Apartments, which bears interest at 9.88% per annum, matures in July 2001, with balloon payments totaling approximately $6,032,000 due at maturity. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount prior to maturity, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared a distribution of approximately $2,260,000 ($2,215,000 to the limited partners or $34.18 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $357,000 (approximately $350,000 to the limited partners or $5.40 per limited partnership unit) from operations. Approximately $1,149,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $1,111,000 was paid subsequent to March 31, 2000. There were no distributions paid or declared during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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