Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XIV
filed 2000-08-10
CIK 278128

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  454
   Receivables and deposits                                                     273
   Restricted escrows                                                           164
   Other assets                                                                 362
   Investment properties:
      Land                                                   $  2,288
      Buildings and related personal property                  26,289
                                                               28,577
      Less accumulated depreciation                           (16,417)       12,160
                                                                           $ 13,413

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   37
   Tenant security deposit liabilities                                          163
   Accrued property taxes                                                        65
   Other liabilities                                                            231
   Mortgage notes payable                                                    18,186

Partners' Deficit

   General partners                                           $  (107)
   Limited partners (64,806 units issued and
      outstanding)                                             (5,162)       (5,269)
                                                                           $ 13,413

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             2000        1999        2000        1999
Revenues:
  Rental income                            $ 1,456     $ 1,380     $ 2,802     $ 2,775
  Other income                                 100          95         181         169
    Total revenues                           1,556       1,475       2,983       2,944

Expenses:
  Operating                                    491         481       1,109         983
  General and administrative                    81          60         185         123
  Depreciation                                 267         236         523         455
  Interest                                     419         408         813         817
  Property taxes                                87          78         198         161
    Total expenses                           1,345       1,263       2,828       2,539

Income before extraordinary item               211         212         155         405
Extraordinary loss on early
  extinguishment of debt (Note E)               --          --        (335)         --

Net income (loss)                           $  211       $ 212      $ (180)      $ 405

Net income (loss) allocated to
  general partners (2%)                      $   4         $ 4        $ (4)        $ 8
Net income (loss) allocated to
  limited partners (98%)                       207         208        (176)        397
                                            $  211       $ 212      $ (180)      $ 405
Per limited partnership unit:

  Income before extraordinary item            3.19        3.21        2.34        6.13
  Extraordinary loss on early
   extinguishment of debt                       --          --       (5.06)         --

Net income (loss)                           $ 3.19      $ 3.21     $ (2.72)    $  6.13

Distributions per limited
  partnership unit                          $ 1.73       $ --      $ 35.91      $  --

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $  --       $64,806     $64,806

Partners' deficit at

   December 31, 1999                  64,806      $  (55)     $(2,659)     $(2,714)

Distribution to partners                  --         (48)      (2,327)      (2,375)

Net loss for the six months
   ended June 30, 2000                    --          (4)        (176)        (180)

Partners' deficit at
   June 30, 2000                      64,806      $ (107)     $(5,162)     $(5,269)

            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (180)      $  405
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     523          455
   Amortization of loan costs                                        23           31
   Extraordinary loss on early extinguishment of debt               335           --
   Change in accounts:
      Receivables and deposits                                      164          (24)
      Other assets                                                   10          (19)
      Accounts payable                                             (107)        (138)
      Tenant security deposit liabilities                            --            5
      Accrued property taxes                                        (12)          41
      Other liabilities                                            (112)         (48)
       Net cash provided by operating activities                    644          708

Cash flows from investing activities:

  Property improvements and replacements                           (383)        (339)
  Net withdrawals from (deposits to) restricted escrows              41          (79)
       Net cash used in investing activities                       (342)        (418)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (98)         (69)
  Distributions to partners                                      (2,555)          --
  Repayment of mortgage notes payable                            (9,660)          --
  Prepayment penalties paid                                        (282)          --
  Loan costs paid                                                  (232)          --
  Proceeds from mortgage notes payable                           12,150           --
       Net cash used in financing activities                       (677)         (69)

Net (decrease) increase in cash and cash equivalents               (375)         221

Cash and cash equivalents at beginning of period                    829          716

Cash and cash equivalents at end of period                       $  454        $ 937

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  782        $ 786

Approximately $180,000 of distributions were declared at December 31, 1999, and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $142      $150
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             67        59
 Partnership management fee (included in general and
   administrative expenses)                                         52        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $142,000 and $150,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $67,000 and $59,000 for the six months ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $52,000 in Partnership management fees are included in general and administrative expense for the six months ended June 30, 2000. There were no fees incurred during the six months ended June 30, 1999.

In connection with the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid an approximately $85,000 fee to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.

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

AIMCO and its affiliates currently own 39,976.84 limited partnership units in the Partnership representing approximately 61.69% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 61.69% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the six months ended June 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. There were no distributions paid or declared during the six months ended June 30, 1999.

Note E - Extraordinary Loss on Early Extinguishment of Debt

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column represents partnership administration related items and income and expense not allocated to the reportable segments.

  Three Months Ended June 30, 2000    Residential       Other         Totals
                                                        (in thousands)
Rental income                           $ 1,456         $   --        $ 1,456
Other income                                 91              9            100
Interest expense                            419             --            419
Depreciation                                267             --            267
General and administrative expense           --             81             81
Segment profit (loss)                       283            (72)           211


   Six Months Ended June 30, 2000     Residential       Other         Totals
                                                        (in thousands)
Rental income                           $ 2,802         $   --        $ 2,802
Other income                                169             12            181
Interest expense                            813             --            813
Depreciation                                523             --            523
General and administrative expense           --            185            185
Extraordinary loss on early
  extinguishment of debt                   (335)            --           (335)
Segment loss                                 (7)          (173)          (180)
Total assets                             13,318             95         13,413
Capital expenditures for
  investment properties                     383             --            383

  Three Months Ended June 30, 1999     Residential       Other        Totals
                                                    (in thousands)
Rental income                            $ 1,380         $   --       $ 1,380
Other income                                  95             --            95
Interest expense                             408             --           408
Depreciation                                 236             --           236
General and administrative expense            --             60            60
Segment profit (loss)                        272            (60)          212


   Six Months Ended June 30, 1999      Residential       Other        Totals
                                                    (in thousands)
Rental income                            $ 2,775         $   --       $ 2,775
Other income                                 168              1           169
Interest expense                             817             --           817
Depreciation                                 455             --           455
General and administrative expense            --            123           123
Segment profit (loss)                        527           (122)          405
Total assets                              13,710            145        13,855
Capital expenditures for
  investment properties                      339             --           339


Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      St. Charleston Village Apartments             94%        94%
        Las Vegas, Nevada
      Sun River Apartments                          88%        92%
        Tempe, Arizona
      Torrey Pines Village Apartments               94%        95%
        Las Vegas, Nevada

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to a change in demographics in the area. The Managing General Partner has increased its marketing efforts and has increased concessions to tenants in an attempt to increase occupancy.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2000 was approximately $180,000 compared to net income of approximately $405,000 for the corresponding period in 1999. The Partnership's net income was approximately $211,000 and $212,000 for the three months ended June 30, 2000 and 1999, respectively. The net loss for the six month period ended June 30, 2000 was due to an increase in total revenues which was more than offset by an increase in total expenses and the recognition of an extraordinary loss on early extinguishment of debt incurred on the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments during the first quarter of 2000 as discussed below. The Partnership recorded income before the extraordinary loss on early extinguishment of debt of approximately $155,000 and $405,000 for the six months ended June 30, 2000 and 1999, respectively. For the three month periods ended June 30, 2000 and 1999, income before extraordinary loss on early extinguishment of debt was constant. The increase in total expenses was offset by an increase in total revenues.

The increase in total expenses for the three and six month periods ended June 30, 2000 is primarily attributable to an increase in operating, depreciation, property tax and general and administrative expenses. Operating expenses increased due to increases in utility expenses at all the Partnership's properties, increased maintenance expenses primarily at Sun River Apartments and increased payroll costs at St. Charleston Village Apartments and Sun River Apartments. Depreciation expense increased due to property improvements and replacements completed at all the Partnership's properties during the previous twelve months. Property tax expense increased at Sun River Apartments due to an increase in the assessed value of the property. General and administrative expenses increased due to the payment of Partnership management fees associated with distributions from operations during the six months ended June 30, 2000. There were no distributions from operations during the six months ended June 30, 1999. In addition, reimbursements to the Managing General Partner increased. Included in general and administrative expenses at both June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the three and six month periods ended June 30, 2000 is primarly due to an increase in rental income. Rental income increased due to an increase in average rental rates at all the Partnership's properties, partially offset by a decrease in occupancy at Sun River and Torrey Pines Village Apartments and increased concession costs at all the Partnership's properties.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $454,000 compared to approximately $937,000 at June 30, 1999. The decrease in cash and cash equivalents for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $375,000. This decrease is due to approximately $677,000 of cash used in financing activities and approximately $342,000 of cash used in investing activities partially offset by approximately $644,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners, prepayment penalties paid, loan costs paid, principal payments made on mortgages encumbering the Partnership's investment properties, and the payoff of mortgages encumbering St. Charleston Village and Torrey Pines Village Apartments, partially offset by proceeds from the refinancing of St. Charleston Village and Torrey Pines Village Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

St. Charleston Village

The Partnership budgeted approximately $234,000 of capital improvements for the year 2000 at St. Charleston Village consisting primarily of carpet and vinyl replacement, water meter upgrades, light fixture upgrades, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $174,000 of capital improvements at St. Charleston
Village, consisting primarily of water meter upgrades, carpet and vinyl replacement, lighting upgrades, and interior building improvements. These improvements were funded from the Partnership's reserves.

Sun River

The Partnership budgeted approximately $121,000 of capital improvements for the year 2000 at Sun River Apartments consisting primarily of carpet replacement, plumbing upgrades, air conditioning unit replacement, and appliance replacement. During the six months ended June 30, 2000, the Partnership completed approximately $95,000 of capital improvements at Sun River, consisting primarily of floor covering replacement, plumbing upgrades, and appliance replacements. These improvements were funded from operating cash flow.

Torrey Pines Village

The Partnership budgeted approximately $160,000 of capital improvements for the year 2000 at Torrey Pines Village Apartments consisting primarily of carpet and vinyl replacement, light fixture upgrades, appliance replacement, and other building improvements. During the six months ended June 30, 2000, the Partnership completed approximately $114,000 of capital improvements at Torrey Pines Village, consisting primarily of water meter upgrades, light fixture replacements, interior building improvements, and carpet and vinyl replacement. These improvements were funded from the Partnership's reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The remaining mortgage indebtedness of approximately $6,096,000 at Sun River Apartments, which bears interest at 9.88% per annum, matures in July 2001, with balloon payments totaling approximately $6,032,000 due at maturity. The mortgage indebtedness of approximately $12,090,000 at St. Charleston Village Apartments and Torrey Pines Village Apartments, which bears interest at 8.34% per annum, matures in March 2020. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount prior to maturity, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the six months ended June 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. There were no distributions paid or declared during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

               None.

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