Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XIV
filed 2000-11-15
CIK 278128

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $  645
   Receivables and deposits                                                     273
   Restricted escrows                                                           183
   Other assets                                                                 364
   Investment properties:
      Land                                                   $  2,288
      Buildings and related personal property                  26,484
                                                               28,772
      Less accumulated depreciation                           (16,698)       12,074
                                                                           $ 13,539
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   93
   Tenant security deposit liabilities                                          155
   Accrued property taxes                                                       103
   Other liabilities                                                            261
   Mortgage notes payable                                                    18,110

Partners' Deficit
   General partners                                           $  (105)
   Limited partners (64,806 units issued and
      outstanding)                                             (5,078)       (5,183)
                                                                           $ 13,539

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2000        1999        2000        1999
Revenues:
  Rental income                            $ 1,461     $ 1,328     $ 4,263     $ 4,103
  Other income                                 111          90         292         259
    Total revenues                           1,572       1,418       4,555       4,362

Expenses:
  Operating                                    614         610       1,723       1,593
  General and administrative                    93          54         278         177
  Depreciation                                 281         229         804         684
  Interest                                     407         408       1,220       1,225
  Property taxes                                91          92         289         253
    Total expenses                           1,486       1,393       4,314       3,932

Income before extraordinary item                86          25         241         430
Extraordinary loss on early
  extinguishment of debt (Note E)               --          --        (335)         --

Net income (loss)                            $  86        $ 25       $ (94)      $ 430

Net income (loss) allocated to
  general partners (2%)                      $   2        $ --        $ (2)       $  9
Net income (loss) allocated to
  limited partners (98%)                        84          25         (92)        421
                                             $  86        $ 25       $ (94)      $ 430
Per limited partnership unit:
  Income before extraordinary item          $ 1.30      $ 0.39      $ 3.64      $ 6.50
  Extraordinary loss on early
   extinguishment of debt                       --          --       (5.06)         --

Net income (loss)                           $ 1.30      $ 0.39     $ (1.42)     $ 6.50

Distributions per limited
  partnership unit                           $  --        $ --     $ 35.91      $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $  --      $64,806      $64,806

Partners' deficit at
   December 31, 1999                  64,806      $  (55)     $(2,659)     $(2,714)

Distribution to partners                  --         (48)      (2,327)      (2,375)

Net loss for the nine months
   ended September 30, 2000               --          (2)         (92)         (94)

Partners' deficit at
   September 30, 2000                 64,806      $ (105)     $(5,078)     $(5,183)

            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                              $ (94)       $  430
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     804          684
   Amortization of loan costs                                        33           47
   Extraordinary loss on early extinguishment of debt               335           --
   Change in accounts:
      Receivables and deposits                                      164          (88)
      Other assets                                                   (2)         (25)
      Accounts payable                                              (51)        (145)
      Tenant security deposit liabilities                            (8)          11
      Accrued property taxes                                         26          107
      Other liabilities                                             (82)         (36)
       Net cash provided by operating activities                  1,125          985

Cash flows from investing activities:
  Property improvements and replacements                           (578)        (738)
  Net withdrawals from (deposits to) restricted escrows              22         (117)
       Net cash used in investing activities                       (556)        (855)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (174)        (106)
  Repayment of mortgage notes payable                            (9,660)          --
  Proceeds from mortgage notes payable                           12,150           --
  Prepayment penalties paid                                        (282)          --
  Loan costs paid                                                  (232)          --
  Distributions to partners                                      (2,555)          --
       Net cash used in financing activities                       (753)        (106)

Net (decrease) increase in cash and cash equivalents               (184)          24

Cash and cash equivalents at beginning of period                    829          716

Cash and cash equivalents at end of period                       $  645        $ 740

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,184      $ 1,178

Approximately $180,000 of distributions were declared at December 31, 1999, and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $221      $223
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                            133       101
 Partnership management fee (included in general and
   administrative expenses)                                         52        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $221,000 and $223,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $133,000 and $101,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $32,000 was accrued and included in other liabilities.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $52,000 in Partnership management fees are included in general and administrative expense for the nine months ended September 30, 2000. There were no fees incurred during the nine months ended September 30, 1999.

In connection with the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid a fee of approximately $85,000 to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 41,325.34 limited partnership units in the Partnership representing 63.768% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.768% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote their units.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the nine months ended September 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $199,000 of which approximately $195,000 was paid to the limited partners ($3.01 per limited partnership unit). In association with this distribution, the Managing General Partner was paid a Partnership management fee of approximately $22,000. There were no distributions paid or declared during the nine months ended September 30, 1999.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below. The "Other" column represents partnership administration related items and income and expense not allocated to the reportable segments.


  Three Months Ended September 30, 2000   Residential       Other        Totals
                                                        (in thousands)
Rental income                               $ 1,461         $   --      $ 1,461
Other income                                    111             --          111
Interest expense                                407             --          407
Depreciation                                    281             --          281
General and administrative expense               --             93           93
Segment profit (loss)                           179            (93)          86


  Nine Months Ended September 30, 2000    Residential       Other        Totals
                                                        (in thousands)
Rental income                               $ 4,263         $   --      $ 4,263
Other income                                    280             12          292
Interest expense                              1,220             --        1,220
Depreciation                                    804             --          804
General and administrative expense               --            278          278
Extraordinary loss on early
  extinguishment of debt                       (335)            --         (335)
Segment profit (loss)                           172           (266)         (94)
Total assets                                 13,397            142       13,539
Capital expenditures for
  investment properties                         578             --          578


  Three Months Ended September 30, 1999    Residential       Other       Totals
                                                        (in thousands)
Rental income                                $ 1,328         $   --     $ 1,328
Other income                                      90             --          90
Interest expense                                 408             --         408
Depreciation                                     229             --         229
General and administrative expense                --             54          54
Segment profit (loss)                             79            (54)         25


  Nine Months Ended September 30, 1999     Residential       Other       Totals
                                                        (in thousands)
Rental income                                $ 4,103         $   --     $ 4,103
Other income                                     258              1         259
Interest expense                               1,225             --       1,225
Depreciation                                     684             --         684
General and administrative expense                --            177         177
Segment profit (loss)                            606           (176)        430
Total assets                                  13,820            100      13,920
Capital expenditures for
  investment properties                          738             --         738


Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      St. Charleston Village Apartments             93%        94%
        Las Vegas, Nevada
      Sun River Apartments                          91%        90%
        Tempe, Arizona
      Torrey Pines Village Apartments               94%        94%
        Las Vegas, Nevada

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2000 was approximately $94,000 compared to net income of approximately $430,000 for the corresponding period in 1999. The Partnership's net income was approximately
$86,000 and $25,000 for the three months ended September 30, 2000 and 1999, respectively. During the first quarter of 2000, the Partnership incurred an extraordinary loss on early extinguishment of debt on the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments as discussed below. The Partnership recorded income before the extraordinary loss on early extinguishment of debt of approximately $241,000 and $430,000 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, income before the extraordinary loss on early extinguishments of debt decreased due to an increase in total expenses partially offset by an increase in total revenues. For the three month periods ended September 30, 2000 and 1999, income before extraordinary loss on early extinguishment of debt increased primarily due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total expenses for the three and nine month periods ended September 30, 2000 is primarily attributable to an increase in depreciation, operating, and general and administrative expenses. Depreciation expense increased due to property improvements and replacements completed at all the Partnership's properties during the previous twelve months. Operating expenses increased primarily due to increases in salary related benefits at all of the Partnership's investment properties, increased utility expense at St. Charleston Village Apartments, and increased contract yard and ground expense at Sun River Apartments. For the nine months ended September 30, 2000, property tax expense increased at Sun River Apartments due to an increase in the assessed value of the property. General and administrative expenses increased due to the payment of Partnership management fees associated with distributions from operations during the nine months ended September 30, 2000. There were no distributions from operations during the nine months ended September 30, 1999. Also contributing to the increase was an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

The increase in total revenues for the three and nine month periods ended September 30, 2000 is primarily due to an increase in rental and other income. Rental income increased due to an increase in average rental rates at all the Partnership's properties and a reduction in bad debt expense at Sun River Apartments partially offset by increased concession costs at all the Partnership's properties. Other income increased primarily due to an increase in interest income as a result of higher average balances in interest bearing accounts and utility reimbursements at all of the Partnership's properties.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $645,000 compared to approximately $740,000 at September 30, 1999. The decrease in cash and cash equivalents for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999 was approximately $184,000. This decrease is due to approximately $753,000 of cash used in financing activities and approximately $556,000 of cash used in investing activities partially offset by approximately $1,125,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners, prepayment penalties paid, loan costs paid, principal payments made on mortgages encumbering the Partnership's investment properties, and the payoff of mortgages encumbering St. Charleston Village and Torrey Pines Village Apartments, partially offset by proceeds from the refinancing of St. Charleston Village and Torrey Pines Village Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

St. Charleston Village

The Partnership budgeted approximately $234,000 of capital improvements for the year 2000 at St. Charleston Village consisting primarily of carpet and vinyl replacement, water meter upgrades, light fixture upgrades, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $264,000 of budgeted and unbudgeted capital improvements at St. Charleston Village, consisting primarily of water meter upgrades, appliance replacements, carpet and vinyl replacement, lighting upgrades, and interior building improvements. These improvements were funded from operating cash flow and the Partnership's reserves.

Sun River

The Partnership budgeted approximately $121,000 of capital improvements for the year 2000 at Sun River consisting primarily of carpet replacement, plumbing upgrades, air conditioning unit replacement, and appliance replacement. During the nine months ended September 30, 2000, the Partnership completed approximately $154,000 budgeted and unbudgeted of capital improvements at Sun River, consisting primarily of floor covering replacement, plumbing upgrades, and appliance replacements. These improvements were funded from operating cash flow.

Torrey Pines Village

The Partnership budgeted approximately $160,000 of capital improvements for the year 2000 at Torrey Pines Village consisting primarily of carpet and vinyl replacement, light fixture upgrades, appliance replacement, and other building improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $160,000 of capital improvements at Torrey Pines Village, consisting primarily of water meter upgrades, light fixture replacements, interior building improvements, and carpet and vinyl replacement. These improvements were funded from operating cash flow and the Partnership's reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,029,000 at St. Charleston Village Apartments and Torrey Pines Village Apartments, which bears interest at 8.34% per annum, matures in March 2020. The remaining mortgage indebtedness of approximately $6,081,000 at Sun River Apartments, which bears interest at 9.88% per annum, matures in July 2001, with balloon payments totaling approximately $6,032,000 due at maturity. The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount prior to maturity, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the nine months ended September 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $199,000 of which approximately $195,000 was paid to the limited partners ($3.01 per limited partnership unit). There were no distributions paid or declared during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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