Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XIV
filed 2001-03-29
CIK 278128

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $6,135,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a Registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units aggregating $64,806,000. The net proceeds of this offering were used to purchase nineteen income-producing real estate properties, or interest therein. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership, which is engaged in the business of operating and holding real estate properties for investment, presently owns three residential apartment complexes, two in Nevada and one in Arizona. See "Item 2. Description of Properties" for a further description of the Partnership's properties.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services for the Partnership's investment properties.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The  following  table  sets  forth  the   Partnership's   remaining   investment
properties:

                                      Date of
Property                              Purchase       Type of Ownership          Use

Torrey Pines Village Apartments         09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage.      204 units

St. Charleston Village Apartments       09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage.      312 units

Sun River Apartments                    11/80    Fee ownership subject     Apartment
  Tempe, Arizona                                 to a first mortgage.      334 units

Each property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                         Carrying    Accumulated                          Federal
Property                   Value    Depreciation     Rate     Method     Tax Basis
                             (in thousands)                           (in thousands)
Torrey Pines
  Apartments              $ 6,697      $ 3,878    5-30 years    SL        $ 2,304
St. Charleston
  Apartments               10,475        6,340    5-30 years    SL          3,515
Sun River Apartments       11,803        6,766    5-30 years    SL          2,148

         Total            $28,975      $16,984                            $ 7,967

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     2000          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Torrey Pines
  Apartments                $ 4,752       8.34%     20 years   03/01/20      $    --
St. Charleston
  Apartments                  7,215       8.34%     20 years   03/01/20           --
Sun River Apartments          6,065       9.88%     30 years   07/01/01        6,032

  Total                     $18,032                                          $ 6,032

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

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                      Average Annual             Average Annual
                                       Rental Rate                  Occupancy
                                        (per unit)
Property                           2000            1999         2000        1999

Torrey Pines Apartments           $7,229          $6,993         93%         95%
St. Charleston Apartments          7,336           7,117         93%         95%
Sun River Apartments               7,758           7,535         92%         88%

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to major renovations that were completed in 2000 and a change in management.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                   Billing           Rate
                               (in thousands)

Torrey Pines Apartments             $ 84             3.17%
St. Charleston Apartments            131             3.17%
Sun River Apartments                 130             1.12%

Capital Improvements

Torrey Pines Village Apartments

The Partnership completed approximately $197,000 in capital expenditures at Torrey Pines Village Apartments during the year ended December 31, 2000, consisting primarily of carpet and vinyl replacements, light fixture upgrades, appliance replacement and other building improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $56,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

St. Charleston Place Apartments

The Partnership completed approximately $324,000 in capital expenditures at St. Charleston Place Apartments during the year ended December 31, 2000, consisting primarily of carpet and vinyl replacements, water meter and light fixture upgrades and appliance replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $85,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sun River

The Partnership completed approximately $260,000 in capital expenditures at Sun River Apartments during the year ended December 31, 2000, consisting primarily of flooring replacements, plumbing upgrades, air conditioning unit replacements and appliance replacements. These improvements were funded primarily from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $91,850. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of December 31, 2000, the number of holders of
Limited Partnership Units was 2,309 owning an aggregate of 64,806 units. Affiliates of the Managing General Partner owned 41,793.34 units or 64.49% at December 31, 2000. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 as well as subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $  180 (1)            $ 2.72
       01/01/00 - 12/31/00               2,574 (2)             38.93
      Subsequent to 12/31/00               440 (3)              6.65

(1) Distribution was made from cash from operations. Distribution was declared as of December 31, 1999 and paid in January 2000.

(2)  Consists   of   approximately   $671,000  of  cash  from   operations   and
     approximately $1,903,000 of cash from refinance proceeds of the mortgages encumbering Torrey Pines Village and St. Charleston Village.

(3)   Distributions were made from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,793.34 limited partnership units in the Partnership representing 64.49% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $169.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 221 units resulting in its total ownership being increased to 42,014.34 units or 64.83% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.83% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote their units.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000 was approximately $12,000 as compared to net income of approximately $453,000 for the year ended December 31, 1999. The primary reason for the decrease in net income was due to the extraordinary loss on early extinguishment of debt of approximately $335,000 related to the refinancing of the mortgages encumbering Torrey Pines Village and St. Charleston Village Apartments during the first quarter of 2000 as further discussed below. The Partnership recorded income before the extraordinary loss on early extinguishment of debt of approximately $323,000 and $453,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in income before extraordinary loss on early extinguishment of debt is attributable to an increase in total expenses which more than offset an increase in total revenues.

The increase in total expenses is attributable to an increase in operating, depreciation, property tax and general and administrative expenses. Operating expenses increased primarily due to increases in salary related benefits at all of the Partnership's investment properties, increased utility expense at St. Charleston Village Apartments and Torrey Pines Village Apartments and increased contract yard and ground expense at Sun River Apartments. Property tax expense increased at Sun River Village and Torrey Pines Village Apartments due to an increase in the assessed value at Torrey Pines Village Apartments as well as a slight increase in the tax rate for Sun River Village Apartments. Depreciation expense increased due to capital improvements completed during 1999 and 2000 which are now being depreciated. General and administrative expenses increased due to the payment of Partnership management fees associated with distributions from operations as allowed by the Partnership Agreement. Also contributing to the increase was an increase in the cost of services included in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the year ended December 31, 2000 is primarily due to an increase in rental and other income. Rental income increased due to an increase in average rental rates at all the Partnership's properties partially offset by increased concession costs at all the Partnership's properties and slightly lower occupancy rates at St. Charleston Village and Torrey Pines Village Apartments. Other income increased primarily due to an increase in interest income as a result of higher average balances in interest bearing accounts and utility reimbursements at all of the Partnership's properties.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $736,000 compared to approximately $829,000 at December 31, 1999, a decrease of approximately $93,000. The decrease is due to approximately $1,030,000 of cash used in financing activities and approximately $777,000 of cash used in investing activities offset by approximately $1,714,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners, prepayment penalties paid, loan costs paid, principal payments made on mortgages encumbering the Partnership's investment properties and the repayment of mortgages encumbering St. Charleston Village and Torrey Pines Village Apartments, offset by proceeds from the refinancing of St. Charleston Village and Torrey Pines Village Apartments. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $233,750. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,967,000 at St. Charleston Village Apartments and Torrey Pines Village Apartments, which bears interest at 8.34% per annum, matures in March 2020. The remaining mortgage indebtedness of approximately $6,065,000 at Sun River Apartments, which bears interest at 9.88% per annum, matures in July 2001, with a balloon payment totaling approximately $6,032,000 due at maturity. The Managing General Partner is attempting to refinance the loan. If this loan cannot be refinanced prior to maturity, the Partnership will risk losing Sun River Apartments through foreclosure. During the year ended December 31, 2000, the Partnership recognized approximately $2,473,000 in total revenues and approximately $2,190,000 in total expenses at Sun River Apartments.

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $2,574,000 (approximately $2,523,000 to the limited partners or $38.93 per limited partnership unit), consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $671,000 (approximately $658,000 to the limited partners or $10.15 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership declared a distribution of approximately $180,000 (approximately $176,000 to the limited partners or $2.72 per limited partnership unit) from operations. This distribution was paid in January 2000. Subsequent to December 31, 2000, a cash distribution was approved and paid from operations of approximately $440,000 (approximately $431,000 was paid to the limited partners or $6.65 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,793.34 limited partnership units in the Partnership representing 64.49% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $169.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 221 units resulting in its total ownership being increased to 42,014.34 units or 64.83% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.83% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote their units.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   736
   Receivables and deposits, net of allowance for
      doubtful accounts of $41                                                   101
   Restricted escrows                                                            201
   Other assets                                                                  381
   Investment properties (Notes D and G):
      Land                                                    $  2,288
      Buildings and personal property                           26,687
                                                                28,975
      Less accumulated depreciation                            (16,984)       11,991
                                                                            $ 13,410
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   24
   Tenant security deposit liabilities                                           156
   Accrued property taxes                                                         65
   Other liabilities                                                             433
   Mortgage notes payable (Note D)                                            18,032

Partners' Deficit
   General partners                                            $ (106)
   Limited partners (64,806 units
      issued and outstanding)                                   (5,194)       (5,300)
                                                                            $ 13,410

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                               2000         1999
Revenues:
  Rental income                                              $ 5,739      $ 5,474
  Other income                                                   396          354
      Total revenues                                           6,135        5,828

Expenses:
  Operating                                                    2,338        2,215
  General and administrative                                     385          272
  Depreciation                                                 1,090          929
  Interest                                                     1,630        1,628
  Property taxes                                                 369          331
      Total expenses                                           5,812        5,375

Income before extraordinary item                                 323          453
Extraordinary loss on early extinguishment of debt
  (Note E)                                                      (335)          --

Net (loss) income (Note F)                                    $  (12)       $ 453

Net income allocated to general partners (2%)                  $  --         $  9
Net (loss) income allocated to limited partners (98%)            (12)         444
                                                              $  (12)       $ 453
Per limited partnership unit:
  Income before extraordinary item                            $ 4.88       $ 6.85
  Extraordinary loss on early extinguishment of debt           (5.06)          --

Net (loss) income                                            $ (0.18)      $ 6.85

Distributions per limited partnership unit                   $ 38.93       $ 2.72

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners     Partners       Total

Original capital contributions        64,806        $ --        $64,806      $64,806

Partners' deficit at
   December 31, 1998                  64,806       $ (60)       $(2,927)     $(2,987)

Net income for the year
   ended December 31, 1999                --            9           444          453

Distributions to partners                 --           (4)         (176)        (180)

Partners' deficit at
   December 31, 1999                  64,806          (55)       (2,659)      (2,714)

Net loss for the year
   ended December 31, 2000                --           --           (12)         (12)

Distributions to partners                 --          (51)       (2,523)      (2,574)

Partners' deficit at
   December 31, 2000                  64,806       $ (106)      $(5,194)     $(5,300)

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                              $ (12)        $ 453
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,090          929
     Amortization of loan costs                                      43           63
     Extraordinary loss on early extinguishment of debt             335           --
     Change in accounts:
      Receivables and deposits                                      336           61
      Other assets                                                  (29)         (93)
      Accounts payable                                             (120)         (37)
      Tenant security deposit liabilities                            (7)          15
      Accrued property taxes                                        (12)         (14)
      Other liabilities                                              90           54
        Net cash provided by operating activities                 1,714        1,431

Cash flows from investing activities:
  Property improvements and replacements                           (781)      (1,114)
  Net withdrawals from (deposits to) restricted escrows               4          (61)
        Net cash used in investing activities                      (777)      (1,175)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (252)        (143)
   Repayment of mortgage notes payable                           (9,660)          --
   Proceeds from mortgage notes payable                          12,150           --
   Prepayment penalties                                            (282)          --
   Loan costs                                                      (232)          --
   Distributions to partners                                     (2,754)          --
        Net cash used in financing activities                    (1,030)        (143)

Net (decrease) increase in cash and cash equivalents                (93)         113

Cash and cash equivalents at beginning of year                      829          716

Cash and cash equivalents at end of year                         $  736        $ 829

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,584      $ 1,568

Supplemental disclosure of non cash activity:
   Distribution payable                                         $    --        $ 180

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XIV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes, two of which are located in Nevada and one of which is located in Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt at Torrey Pines and St. Charleston Apartments) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at Torrey Pines and St. Charleston Apartments, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $589,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Replacement Reserves: The Partnership maintains a replacement reserve with the holder of the mortgage notes payable at Sun River Apartments. These funds are available for the maintenance of the property. The balance at December 31, 2000 was approximately $201,000.

Advertising Costs: Advertising costs of approximately $129,000 in 2000 and $131,000 in 1999 were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs are amortized using the straight line method over the lives of the related mortgage loans. At December 31, 2000, loan costs, net of accumulated amortization, totaled approximately $253,000 and are included in other assets. Amortization of loan costs is included in interest expense.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 2000 and 1999:

                                                           2000        1999
                                                            (in thousands)
Property management fees (included in operating
   expenses)                                               $300        $305
Reimbursement for services of affiliates
   (included in general and administrative
   expenses and investment properties)                      188         131
Partnership management fee (included in general
   and administrative expense)                               75          20

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $305,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $131,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, approximately $13,000 of this reimbursement was accrued and included in other liabilities in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $75,000 and $20,000 in Partnership management fees are included in general and administrative expense for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,793.34 limited partnership units in the Partnership representing 64.49% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $169.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 221 units resulting in its total ownership being increased to 42,014.34 units or 64.83% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.83% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote their units.

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

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2000       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)
Torrey Pines
  Apartments               $ 4,752       $  41     8.34%    03/01/20        $   --
St. Charleston
  Apartments                 7,215          63     8.34%    03/01/20            --
Sun River Apartments         6,065          55     9.88%    07/01/01         6,032
                           $18,032      $  159                             $ 6,032

The mortgage notes payable are non-recourse and secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage note payable subsequent to December 31, 2000 are as follows (in thousands):

                             2001               $ 6,327
                             2002                   285
                             2003                   310
                             2004                   337
                             2005                   366
                          Thereafter             10,407

                             Total              $18,032

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

Note F - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2000 and 1999 (in thousands, except per unit data):

                                                     2000          1999
Net (loss) income as reported                       $ (12)         $ 453
Add:
  Depreciation differences                             381           386
  Other                                                 84           102
Federal taxable income                              $  453         $ 941

Federal taxable income per limited
  partnership unit                                  $ 6.85        $14.22


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported $(5,300) Differences resulted from:
   Land and buildings                                 (393)
   Accumulated depreciation                         (3,631)
   Syndication and distribution costs                6,749
   Other                                               285
Net liabilities - Federal tax basis                $(2,290)

Note G - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                            Buildings        Net Costs
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)

Torrey Pines Apartments          $ 4,752         $  460      $ 4,595          $ 1,642
St. Charleston Apartments          7,215            751        7,322            2,402
Sun River Apartments               6,065          1,102        8,770            1,931

Total                            $18,032        $ 2,313      $20,687          $ 5,975




                   Gross Amount At Which
                          Carried
                    At December 31, 2000
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Torrey Pines
  Apartments     $  455    $ 6,242   $ 6,697    $ 3,878         1980      09/79   5-30 years
St. Charleston
  Apartments        743      9,732    10,475      6,340         1980      09/79   5-30 years
Sun River
  Apartments      1,090     10,713    11,803      6,766         1981      11/80   5-30 years

Total            $2,288    $26,687   $28,975    $16,984

Reconciliation of Investment Properties and Accumulated Depreciation:


                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $28,194          $27,080
    Property improvements                           781            1,114
Balance at end of year                          $28,975          $28,194

Accumulated Depreciation
Balance at beginning of year                    $15,894          $14,965
    Additions charged to expense                  1,090              929
Balance at end of year                          $16,984          $15,894

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $28,582,000 and $27,781,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $20,615,000 and $19,907,000, respectively.

Note H - Distributions

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $2,574,000 (approximately $2,523,000 to the limited partners or $38.93 per limited partnership unit), consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $671,000 (approximately $658,000 to the limited partners or $10.15 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership declared a distribution of approximately $180,000 (approximately $176,000 to the limited partners or $2.72 per limited partnership unit) from operations. This distribution was paid in January 2000. Subsequent to December 31, 2000, a cash distribution was approved and paid from operations of approximately $440,000 (approximately $431,000 was paid to the limited partners or $6.65 per limited partnership unit).

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received renumeration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2000.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.06          41.06%
  (an affiliate of AIMCO)
Insignia Properties LP (1)                      31.00           0.05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
Fox Capital Management Corp. (1)               100.00           0.15%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                     12,126.71          18.71%
  (an affiliate of AIMCO)

(1) Entities are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

(2) AIMCO Properties LP is ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

As a result of its ownership of approximately 42,014.34 (64.83%) limited partnership units through its affiliates, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired or imposed upon AIMCO's or its affiliates' right to vote their Units.

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

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 2000 and 1999:

                                                       2000        1999
                                                        (in thousands)
Property management fees                               $300        $305
Reimbursement for services of affiliates                188         131
Partnership management fee                               75          20

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $305,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $188,000 and $131,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, approximately $13,000 of this reimbursement was accrued and included in other liabilities in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $75,000 and $20,000 in Partnership management fees are included in general and administrative expense for the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,793.34 limited partnership units in the Partnership representing 64.49% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $169.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 221 units resulting in its total ownership being increased to 42,014.34 units or 64.83% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.83% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner, which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's or its affiliates' right to vote their units.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

            None.

                                   SIGNATURES



In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTURY PROPERTIES FUND XIV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


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