Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XIV
filed 2001-05-11
CIK 278128

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $  322
   Receivables and deposits                                                     129
   Restricted escrows                                                           218
   Other assets                                                                 408
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  26,902
                                                               29,190
      Less accumulated depreciation                           (17,276)       11,914
                                                                           $ 12,991
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 72
   Tenant security deposit liabilities                                          166
   Accrued property taxes                                                        99
   Other liabilities                                                            365
   Mortgage notes payable                                                    17,952

Partners' Deficit
   General partners                                           $ (113)
   Limited partners (64,806 units issued and
      outstanding)                                             (5,550)       (5,663)
                                                                           $ 12,991



            See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2001            2000
Revenues:
   Rental income                                            $1,464          $1,346
   Other income                                                108              81
      Total revenues                                         1,572           1,427

Expenses:
   Operating                                                   580             618
   General and administrative                                  126             104
   Depreciation                                                292             256
   Interest                                                    409             394
   Property taxes                                               88             111
      Total expenses                                         1,495           1,483

Income (loss) before extraordinary item                         77             (56)
Extraordinary loss on early extinguishment of debt
   (Note D)                                                     --            (335)

Net income (loss)                                            $ 77           $ (391)

Net income (loss) allocated to general partners (2%)          $ 2            $ (8)

Net income (loss) allocated to limited partners (98%)           75            (383)

                                                             $ 77           $ (391)
Per limited partnership unit:
   Income (loss) before extraordinary item                  $ 1.16          $(0.85)
   Extraordinary loss on early extinguishment of debt           --           (5.06)

   Net income (loss)                                        $ 1.16          $(5.91)

Distribution per limited partnership unit                   $ 6.65          $34.18

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2000                  64,806      $ (106)     $(5,194)     $(5,300)

Distribution to partners                  --          (9)        (431)        (440)

Net income for the three months
   ended March 31, 2001                   --           2           75           77

Partners' deficit at
   March 31, 2001                     64,806      $ (113)     $(5,550)     $(5,663)


            See Accompanying Notes to Consolidated Financial Statements


d)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income (loss)                                                $ 77        $ (391)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    292          256
     Amortization of loan costs                                       10           12
     Extraordinary loss on early extinguishment of debt               --          335
     Change in accounts:
      Receivables and deposits                                       (28)         140
      Other assets                                                   (26)          --
      Accounts payable                                                48          (34)
      Tenant security deposit liabilities                             10           (5)
      Accrued property taxes                                          34           22
      Other liabilities                                              (68)         (56)
        Net cash provided by operating activities                    349          279

Cash flows from investing activities:
  Property improvements and replacements                            (215)        (153)
  Net (deposits to) withdrawals from restricted escrows              (17)          58
        Net cash used in investing activities                       (232)         (95)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (80)         (23)
  Distributions to partners                                         (440)      (1,329)
  Repayment of mortgage notes payable                                 --       (9,660)
  Prepayment penalties paid                                           --         (282)
  Loan costs paid                                                    (11)        (232)
  Proceeds from mortgage notes payable                                --       12,150
        Net cash (used in) provided by financing activities         (531)         624

Net (decrease) increase in cash and cash equivalents                (414)         808

Cash and cash equivalents at beginning of period                     736          829

Cash and cash equivalents at end of period                        $ 322       $ 1,637

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 399        $ 378
Supplemental disclosure of non-cash activity:
  Distribution payable                                             $ --       $ 1,111

            See Accompanying Notes to Consolidated Financial Statements


e)

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner and the managing general partner of Fox Capital Management Corporation are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2001 and 2000:

                                                                 2001      2000
                                                                  (in thousands)

Property management fees (included in operating expenses)        $ 81      $ 73
Reimbursement for services of affiliates (included in
  general and administrative expenses)                             42        29
Partnership management fee (included in general and
  administrative expenses)                                         49        40

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $73,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $42,000 and $29,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $49,000 and $40,000 in Partnership management fees for the three months ended March 31, 2001 and 2000, respectively.

In connection with the February 2000 refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed per the Partnership Agreement.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,014.31 limited partnership units (the "Units")in the Partnership representing approximately 64.83% of the outstanding units as of March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 64.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid cash distributions from operations of approximately $440,000, of which approximately $431,000 ($6.65 per limited partnership unit) was paid to the limited partners. During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared a distribution of approximately $2,260,000 (approximately $2,215,000 to the limited partners or $34.18 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $357,000 (approximately $350,000 to the limited partners or $5.40 per limited partnership unit) from operations. Approximately $1,149,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $1,111,000 was paid subsequent to March 31, 2000.

Note D - Extraordinary Loss on Early Extinguishment of Debt

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancings replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate equal to 8.34% compared to the prior rate of 9.88%, and these mortgages mature on March 1, 2020. Capitalized loan costs incurred for the refinancings were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000 during the first quarter of 2000.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      St. Charleston Village Apartments             94%        93%
        Las Vegas, Nevada
      Sun River Apartments (1)                      94%        82%
        Tempe, Arizona
      Torrey Pines Village Apartments (2)           90%        94%
        Las Vegas, Nevada

(1)   The Managing  General Partner  attributes the increase in occupancy at Sun
      River  Apartments  to  better  lease  renewal   management  and  proactive
      marketing efforts.

(2)   The decrease at Torrey Pines  Village is  attributed  primarily to tenants
      purchasing   homes  due  to  lower  interest  rates  and  an  increase  in competition in the local market.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, was approximately $77,000 compared to net loss of approximately $391,000 for the corresponding period in 2000. The increase in net income is partially due to the extraordinary loss on early extinguishment of debt from the period ended March 31, 2000, incurred on the refinancing of Torrey Pines Village and St. Charleston Village Apartments as discussed below. Excluding the effects of the extraordinary loss on early extinguishments of debt, the Partnership's income for the three months ended March 31, 2001 increased approximately $133,000 over the corresponding period in 2000, from approximately a $56,000 loss before extraordinary item for the three months ended March 31, 2000 to net income before extraordinary item of approximately $77,000 for the three months ended March 31, 2001. The increase in net income is attributable to an increase in total revenues offset by a slight increase in total expenses.

The increase in total revenues was primarily due to an increase in rental income and other income. Rental income increased due to increased rental rates at all of the investment properties and increased occupancy at Sun River Apartments, partially offset by a decrease in occupancy at Torrey Pines Village Apartments. Other income increased due an increase in utility reimbursements at all of the investment properties.

Total expenses increased due to increases in depreciation, interest and general and administrative expenses, offset partially by a decrease in operating expense. Depreciation expense increased due to property improvements and replacements during the past twelve months. Interest expense increased due to the refinancing of the mortgages encumbering St. Charleston Place Apartments and Torrey Pines Village Apartments in February 2000. The decrease in operating expense was attributable to a decrease in salaries and related employee benefits.

General and administrative expense increased due to an increase in the cost of reimbursable services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $322,000 compared to approximately $1,637,000 at March 31, 2000. The decrease in cash and cash equivalents for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000 was approximately $414,000. This decrease was due to approximately $531,000 and $232,000 of cash used in financing and investing activities, respectively partially offset by approximately $349,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's investment properties and loan costs. Cash used in investing activities consists of property improvement and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

St. Charleston Village

The Partnership budgeted approximately $290,000 of capital improvements consisting of major landscaping, floor covering replacements and appliances for the year 2001 at St. Charleston Village. During the three months ended March 31, 2001, the Partnership completed approximately $77,000 of capital improvements at St. Charleston Village, consisting primarily of appliances, carpet, interior decoration and miscellaneous improvements. These improvements were funded from operating cash flow.

Sun River

The Partnership budgeted approximately $336,000 of capital improvements consisting of exterior painting, floor covering replacements and major landscaping for the year 2001 at Sun River Apartments. During the three months ended March 31, 2001, the Partnership completed approximately $82,000 of capital improvements at Sun River, consisting primarily of floor covering replacement, plumbing upgrades and structural improvements. These improvements were funded from operating cash flow.

Torrey Pines Village

The Partnership budgeted approximately $66,000 of capital improvements consisting of major landscaping, floor covering replacements and appliances for the year 2001 at Torrey Pines Village Apartments. During the three months ended March 31, 2001, the Partnership completed approximately $56,000 of capital improvements at Torrey Pines Village, consisting primarily of appliances, interior decoration and floor coverings. These improvements were funded from operating cash flow and replacement reserves.

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

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,903,000 at St. Charleston Village Apartments and Torrey Pines Village Apartments, which bears interest at 8.34% per annum, matures in March 2020. The remaining mortgage indebtedness of approximately $6,049,000 at Sun River Apartments, which bears interest at 9.88% per annum, matures in July 2001, with a balloon payment totaling approximately $6,032,000 due at maturity. The Managing General Partner is attempting to refinance the loan. If this loan cannot be refinanced prior to maturity, the Partnership will risk losing Sun River Apartments through foreclosure. During the three months ended March 31, 2001, the Partnership recognized approximately $640,000 in total revenues and approximately $562,000 in total expenses at Sun River Apartments.

During the three months ended March 31, 2001, the Partnership declared and paid cash distributions from operations of approximately $440,000, of which approximately $431,000 ($6.65 per limited partnership unit) was paid to the limited partners. During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared a distribution of approximately $2,260,000 (approximately $2,215,000 to the limited partners or $34.18 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of refinance proceeds from Torrey Pines Village and St. Charleston Village and approximately $357,000 (approximately $350,000 to the limited partners or $5.40 per limited partnership unit) from operations. Approximately $1,149,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $1,111,000 was paid subsequent to March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,014.31 limited partnership units in the Partnership representing approximately 64.83% of the outstanding units as of March 31, 2001 (the "Units"). A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 64.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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