Form 10QSB
period 2001-06-30
CENTURY PROPERTIES FUND XIV
filed 2001-08-10
CIK 278128

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001


Assets
   Cash and cash equivalents                                                 $  376
   Receivables and deposits                                                      78
   Restricted escrows                                                            66
   Other assets                                                                 574
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  27,242
                                                               29,530
      Less accumulated depreciation                           (17,575)       11,955
                                                                           $ 13,049
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 29
   Tenant security deposit liabilities                                          163
   Accrued property taxes                                                        69
   Other liabilities                                                            264
   Mortgage notes payable                                                    21,839

Partners' Deficit
   General partners                                           $ (186)
   Limited partners (64,806 units issued and
      outstanding)                                             (9,129)       (9,315)
                                                                           $ 13,049



            See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             2001        2000        2001        2000
Revenues:
  Rental income                            $ 1,470     $ 1,456     $ 2,934     $ 2,802
  Other income                                 126         100         234         181
    Total revenues                           1,596       1,556       3,168       2,983

Expenses:
  Operating                                    594         491       1,174       1,109
  General and administrative                    90          81         216         185
  Depreciation                                 299         267         591         523
  Interest                                     440         419         849         813
  Property taxes                                88          87         176         198
    Total expenses                           1,511       1,345       3,006       2,828

Income before extraordinary item                85         211         162         155
Extraordinary loss on early
  extinguishment of debt (Note D)               --          --          --        (335)

Net income (loss)                            $ 85       $ 211       $ 162      $ (180)

Net income (loss) allocated to
  general partners (2%)                      $ 1         $ 4         $ 3        $ (4)
Net income (loss) allocated to
  limited partners (98%)                        84         207         159        (176)
                                             $ 85       $ 211       $ 162      $ (180)
Per limited partnership unit:
  Income before extraordinary item          $ 1.29      $ 3.19      $ 2.45     $ 2.34
  Extraordinary loss on early
   extinguishment of debt                       --          --          --       (5.06)

Net income (loss)                           $ 1.29      $ 3.19      $ 2.45     $ (2.72)

Distributions per limited
  partnership unit                         $ 56.52      $ 1.73     $ 63.17     $ 35.91

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2000                  64,806      $ (106)     $(5,194)     $(5,300)

Distributions to partners                 --         (83)      (4,094)      (4,177)

Net income for the six months
   ended June 30, 2001                    --           3          159          162

Partners' deficit at
   June 30, 2001                      64,806      $ (186)     $(9,129)     $(9,315)


            See Accompanying Notes to Consolidated Financial Statements


d)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 162       $ (180)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     591          523
   Amortization of loan costs                                        20           23
   Extraordinary loss on early extinguishment of debt                --          335
   Change in accounts:
      Receivables and deposits                                       35          164
      Other assets                                                   27           10
      Accounts payable                                                5         (107)
      Tenant security deposit liabilities                             7           --
      Accrued property taxes                                          4          (12)
      Other liabilities                                            (169)        (112)
       Net cash provided by operating activities                    682          644

Cash flows from investing activities:
  Property improvements and replacements                           (555)        (383)
  Net withdrawals from restricted escrows                           123           41
       Net cash used in investing activities                       (432)        (342)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (128)         (98)
  Distributions to partners                                      (4,177)      (2,555)
  Repayment of mortgage notes payable                            (6,065)      (9,660)
  Prepayment penalties paid                                          --         (282)
  Loan costs paid                                                  (240)        (232)
  Proceeds from mortgage notes payable                           10,000       12,150
       Net cash used in financing activities                       (610)        (677)

Net decrease in cash and cash equivalents                          (360)        (375)

Cash and cash equivalents at beginning of period                    736          829

Cash and cash equivalents at end of period                       $ 376        $ 454

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 816        $ 782

Approximately $180,000 of distributions were declared at December 31, 1999, and paid in January 2000.
            See Accompanying Notes to Consolidated Financial Statements


e)

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner and the managing general partner of Fox Capital Management Corporation are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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


The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $161      $142
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             83        67
 Partnership management fee (included in general and
   administrative expenses)                                         57        52

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $161,000 and $142,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $83,000 and $67,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $57,000 and $52,000 in Partnership management fees are included in general and administrative expense for the six months ended June 30, 2001 and 2000, respectively.

In connection with the June 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the February 2000 refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. The amounts are recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,317.84 limited partnership units (the "Units") in the Partnership representing 65.30% of the outstanding Units as of June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.30% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other AIMCO's affiliates' right to vote each Unit acquired.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid cash distributions of approximately $4,177,000 (approximately $4,094,000 to the limited partners or $63.17 per limited partnership unit), consisting of approximately $511,000 (approximately $501,000 to the limited partners or $7.73 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments.
During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the six months ended June 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations.

Note D - Extraordinary Loss on Early Extinguishment of Debt

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000, respectively, in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt of approximately $335,000.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,065,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to the prior rate of 9.88% and matures on June 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $258,000. Loan costs associated with the refinanced mortgage were fully amortized.

Note E - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      St. Charleston Village Apartments             93%        94%
        Las Vegas, Nevada
      Sun River Apartments                          93%        88%
        Tempe, Arizona
      Torrey Pines Village Apartments               91%        94%
        Las Vegas, Nevada

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to better lease renewal management and proactive marketing efforts.

The decrease at Torrey Pines Village is attributed primarily to tenants purchasing homes due to lower interest rates and an increase in competition in the local market.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $162,000 compared to a net loss of approximately $180,000 for the corresponding period in 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the six months ended June 30, 2000.

Income before the extraordinary loss on early extinguishment of debt for the six months ended June 30, 2001, was approximately $162,000 compared to approximately $155,000 for the corresponding period in 2000. Income before the extraordinary loss on early extinguishment of debt increased due to an increase in total revenues partially offset by an increase in total expenses.

The Partnership's net income for the three months ended June 30, 2001 was approximately $85,000 compared to net income of approximately $211,000 for the corresponding period in 2000. The decrease in net income is primarily due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the three and six month periods increased due to an increase in operating, depreciation and interest expenses. The increase in operating expense was attributable to an increase in maintenance expense at Sun River and increases in property management fees primarily related to a refund received in 2000 by St. Charleston Village and an increase in rental income. Depreciation expense increased due to an increase in property improvements and replacements placed into service during the past twelve months. Interest expense increased due to the refinancing of St. Charleston Village Apartments and Torrey Pines Village Apartments during February 2000 and the refinancing of Sun River Apartments in May 2001 which increased the debt balance on these properties.

Total revenues for the three and six month periods increased due to an increase in rental and other income. The increase in rental income was due to an increase in average rental rates at all of the investment properties and an increase in occupancy at Sun River Apartments offset by a decrease in occupancy at Torrey Pines Apartments. The increase in other income was due to an increase in utilities reimbursements at each of the investment properties.

Included in general and administrative expenses are reimbursements for services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $376,000 compared to approximately $454,000 at June 30, 2000. Cash and cash equivalents decreased approximately $360,000 since December 31, 2000 due to approximately $610,000 and $432,000 of cash used in financing and investing activities, respectively, partially offset by approximately $682,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to partners, repayment of the mortgage encumbering Sun River Apartments, loan costs paid and principal payments made on mortgages encumbering the Partnership's investment properties partially offset by proceeds from the refinancing of Sun River Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

St. Charleston Village

The Partnership budgeted approximately $290,000 of capital improvements for 2001 at St. Charleston Village consisting primarily of major landscaping, floor covering and appliance replacements. During the six months ended June 30, 2001, the Partnership completed approximately $151,000 of capital improvements at St. Charleston Village, consisting primarily of appliance and floor covering replacements, interior decoration and major landscaping. These improvements were funded from operating cash flow.

Sun River

The Partnership budgeted approximately $336,000 of capital improvements for 2001 at Sun River Apartments consisting primarily of exterior painting, floor covering replacements and major landscaping. During the six months ended June 30, 2001, the Partnership completed approximately $310,000 of capital improvements at Sun River, consisting primarily of floor covering replacements, plumbing upgrades, exterior painting, major landscaping and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Torrey Pines Village

The Partnership budgeted approximately $66,000 of capital improvements for 2001 at Torrey Pines Village Apartments consisting primarily of major landscaping, floor covering replacements and appliances. During the six months ended June 30, 2001, the Partnership completed approximately $94,000 of budgeted and unbudgeted capital improvements at Torrey Pines Village, consisting primarily of appliances, interior decoration and floor covering replacements. These improvements were funded from operating cash flow.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,839,000 is being amortized over 20 years with maturity dates ranging from March 2020 to June 2021. At maturity these mortgages will be fully amortized.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000, respectively, in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt of approximately $335,000.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,065,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to the prior rate of 9.88% and matures on June 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $258,000. Loan costs associated with the refinanced mortgage were fully amortized.

During the six months ended June 30, 2001, the Partnership declared and paid cash distributions of approximately $4,177,000 (approximately $4,094,000 to the limited partners or $63.17 per limited partnership unit), consisting of approximately $511,000 (approximately $501,000 to the limited partners or $7.73 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments.
During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the six months ended June 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 42,317.84 limited partnership units (the "Units") in the Partnership representing 65.30% of the outstanding Units as of June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.30% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other AIMCO's affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 10.4, Multifamily Note dated May 23, 2001 between Century Sun River, L.P., an Arizona limited partnership, and Lend Lease Mortgage Capital, L.P., a Texas limited partnership.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                                  Exhibit 10.4


                                                  Freddie Mac Loan No. 002649160

                                MULTIFAMILY NOTE
                      (ARIZONA - REVISION DATE 11-01-2000)

US $10,000,000.00                                                   May 23, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of LEND LEASE MORTGAGE CAPITAL, L.P., a Texas limited partnership, the principal sum of Ten Million and No/100 Dollars (US $10,000,000.00), with interest on the unpaid principal balance at the annual rate of seven and forty-two hundredths percent (7.42%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 245 Peachtree Center Avenue, NE, Suite 1800, Atlanta, Georgia 30303-1231, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Eighty Thousand Seventy and 86/100 Dollars (US $80,070.86), shall be payable on the first day of each month beginning on July 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on June 1, 2021, or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying
(A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

      14. Loan Charges. Borrower agrees to pay an effective rate of interest equal to the sum of the interest rate provided for in this Note and any additional rate of interest resulting from any other charges of interest or in the nature of interest paid or to be paid in connection with the loan evidenced by this Note. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

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

      19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

      |  X  |       Exhibit A       Modifications to Multifamily Note


      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                              CENTURY SUN RIVER, LIMITED PARTNERSHIP,
                              an Arizona limited partnership

                              By:   CPF XIV/SUN RIVER, INC.,
                                    an Arizona corporation,
                                    its managing general partner

                                    By:
                                        --------------------------------
                                          Patti K. Fielding
                                          Senior Vice President




                                  11-3250074
                                  Borrower's Social Security/Employer ID Number

                                    PAY TO THE ORDER OF


                                    WITHOUT RECOURSE
                                    this         day of           , 2001.
                                         -------        ----------

                                    LEND LEASE MORTGAGE CAPITAL, L.P.,
                                    a Texas limited partnership

                                    By:   Pearl Mortgage, Inc.
                                          a Delaware corporation
                                          its sole general partner


                                          By:
                                             ---------------------------------
                                          Name:
                                               -------------------------------
                                          Title:
                                                ------------------------------

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.   Paragraph  9(c) of the Note is  amended to add the  following  subparagraph
     (4):

          (4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

          The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.