Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XIV
filed 2001-11-08
CIK 278128

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

              For the quarterly period ended September 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001

Assets
   Cash and cash equivalents                                                 $ 498
   Receivables and deposits                                                      20
   Restricted escrows                                                            65
   Other assets                                                                 605
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  27,489
                                                               29,777
      Less accumulated depreciation                           (17,873)       11,904
                                                                           $ 13,092
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 88
   Tenant security deposit liabilities                                          160
   Accrued property taxes                                                       105
   Other liabilities                                                            255
   Mortgage notes payable                                                    21,717

Partners' Deficit
   General partners                                           $ (184)
   Limited partners (64,806 units issued and
      outstanding)                                             (9,049)       (9,233)
                                                                           $ 13,092



         See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2001        2000        2001        2000
Revenues:
  Rental income                            $ 1,488     $ 1,461     $ 4,422     $ 4,263
  Other income                                 118         111         352         292
    Total revenues                           1,606       1,572       4,774       4,555

Expenses:
  Operating                                    616         614       1,790       1,723
  General and administrative                    82          93         298         278
  Depreciation                                 298         281         889         804
  Interest                                     436         407       1,285       1,220
  Property taxes                                92          91         268         289
    Total expenses                           1,524       1,486       4,530       4,314

Income before extraordinary item                82          86         244         241
Extraordinary loss on early
  extinguishment of debt                        --          --          --        (335)

Net income (loss)                            $ 82        $ 86       $ 244       $ (94)

Net income (loss) allocated to
  general partners (2%)                      $ 2         $ 2         $ 5        $ (2)
Net income (loss) allocated to
  limited partners (98%)                        80          84         239         (92)

                                             $ 82        $ 86       $ 244       $ (94)
Per limited partnership unit:
  Income before extraordinary item          $ 1.24      $ 1.30      $ 3.69     $ 3.64
  Extraordinary loss on early
   extinguishment of debt                       --          --          --       (5.06)

Net income (loss)                           $ 1.24      $ 1.30      $ 3.69     $ (1.42)

Distributions per limited
  partnership unit                           $ --        $ --      $ 63.17     $ 35.91

         See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2000                  64,806      $ (106)     $(5,194)     $(5,300)

Distributions to partners                 --         (83)      (4,094)      (4,177)

Net income for the nine months
   ended September 30, 2001               --           5          239          244

Partners' deficit at
   September 30, 2001                 64,806      $ (184)     $(9,049)     $(9,233)

         See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 244        $ (94)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     889          804
   Amortization of loan costs                                        29           33
   Extraordinary loss on early extinguishment of debt                --          335
   Change in accounts:
      Receivables and deposits                                       81          164
      Other assets                                                   (4)          (2)
      Accounts payable                                               64          (51)
      Tenant security deposit liabilities                             4           (8)
      Accrued property taxes                                         40           26
      Other liabilities                                            (178)         (82)
       Net cash provided by operating activities                  1,169        1,125

Cash flows from investing activities:
  Property improvements and replacements                           (802)        (578)
  Net withdrawals from restricted escrows                           136           22
       Net cash used in investing activities                       (666)        (556)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (250)        (174)
  Distributions to partners                                      (4,177)      (2,555)
  Repayment of mortgage notes payable                            (6,065)      (9,660)
  Prepayment penalties paid                                          --         (282)
  Loan costs paid                                                  (249)        (232)
  Proceeds from mortgage notes payable                           10,000       12,150
       Net cash used in financing activities                       (741)        (753)

Net decrease in cash and cash equivalents                          (238)        (184)

Cash and cash equivalents at beginning of period                    736          829

Cash and cash equivalents at end of period                       $ 498        $ 645

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,248      $ 1,184

Approximately $180,000 of distributions were declared at December 31, 1999, and paid in January 2000.

         See Accompanying Notes to Consolidated Financial Statements


e)

                           CENTURY PROPERTIES FUND XIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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


The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $245      $221
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                            138       133
 Partnership management fee (included in general and
   administrative expenses)                                         57        52
 Loan costs (included in other assets)                             100        85

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $245,000 and $221,000 for the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $138,000 and $133,000 for the nine months ended September 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $57,000 and $52,000 in Partnership management fees are included in general and administrative expenses for the nine months ended September 30, 2001 and 2000, respectively.

In connection with the June 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the February 2000 refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

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

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,317.84 limited partnership units (the "Units") in the Partnership representing 65.30% of the outstanding Units as of September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.30% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions of approximately $4,177,000 (approximately $4,094,000 to the limited partners or $63.17 per limited partnership unit), consisting of approximately $511,000 (approximately $501,000 to the limited partners or $7.73 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments. Subsequent to September 30, 2001, a cash distribution was declared and paid from operations of approximately $284,000 of which approximately $279,000 was paid to the limited partners ($4.31 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the nine months ended September 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations.

Note D - Refinancing of Mortgage Notes Payable

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%. Monthly payments of principal and interest are due until March 2020 at which time the loans  will  be  fully  amortized.  Capitalized  loan  costs  incurred  for  the
refinancing  were  approximately  $114,000  and  $118,000,   respectively.   The
Partnership paid approximately $105,000 and $177,000, respectively, in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt of approximately $335,000.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,065,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to the prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000. Loan costs associated with the previous mortgage were fully amortized.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      St. Charleston Village Apartments             94%        93%
        Las Vegas, Nevada
      Sun River Apartments                          94%        91%
        Tempe, Arizona
      Torrey Pines Village Apartments               93%        94%
        Las Vegas, Nevada

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to better lease renewal management and proactive marketing efforts.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $244,000 compared to a net loss of approximately $94,000 for the corresponding period in 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 2000.

Income before the extraordinary loss on early extinguishment of debt for the nine months ended September 30, 2001, was approximately $244,000 compared to approximately $241,000 for the corresponding period in 2000. Income before the extraordinary loss on early extinguishment of debt increased due to an increase in total revenues largely offset by an increase in total expenses.

The Partnership's net income for the three months ended September 30, 2001 was approximately $82,000 compared to net income of approximately $86,000 for the corresponding period in 2000. The decrease in net income is primarily due to an increase in total expenses largely offset by an increase in total revenues.

Total revenues for the three and nine month periods increased due to an increase in rental and other income. The increase in rental income was due to an increase in average rental rates at all of the investment properties and an increase in occupancy at Sun River and St. Charleston Village Apartments partially offset by a slight decrease in occupancy at Torrey Pines Apartments. The increase in other income was due to an increase in utilities reimbursements at each of the investment properties.

Total expenses for the nine months ended September 30, 2001 increased due to an increase in operating, general and administrative, depreciation and interest expenses partially offset by a decrease in property tax expense. The increase in operating expense was attributable to an increase in insurance premiums at each of the Partnership's properties and increases in property management fees primarily related to a refund received in 2000 by St. Charleston Village. General and administrative expenses increased due to the payment of Partnership management fees associated with distributions from operations during the nine month period ended September 30, 2001. Depreciation expense increased due to an increase in property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of St. Charleston Village Apartments and Torrey Pines Village Apartments during February 2000 and the refinancing of Sun River Apartments in May 2001 which increased the debt balance on these properties. Property tax expense decreased due to a decrease in assessed property taxes at Sun River Apartments.

Total expenses for the three months ended September 30, 2001 increased due to an increase in depreciation and interest expenses partially offset by a decrease in general and administrative expense. Depreciation expense increased due to an increase in property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of Sun River Apartments in May 2001. General and administrative expense decreased due to a decrease in reimbursements for services provided by the Managing General Partner as allowed by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $498,000 compared to approximately $645,000 at September 30, 2000. Cash and cash equivalents decreased approximately $238,000 since December 31, 2000 due to approximately $666,000 and $741,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,169,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions paid to partners, repayment of the mortgage encumbering Sun River Apartments, loan costs paid and principal payments made on mortgages encumbering the Partnership's investment properties partially offset by proceeds from the refinancing of Sun River Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

St. Charleston Village

The Partnership budgeted approximately $323,000 of capital improvements for 2001 at St. Charleston Village consisting primarily of major landscaping, floor covering and appliance replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $282,000 of capital improvements at St. Charleston Village, consisting primarily of appliance and floor covering replacements, interior decoration and major landscaping. These improvements were funded from operating cash flow.

Sun River

The Partnership budgeted approximately $455,000 of capital improvements for 2001 at Sun River Apartments consisting primarily of exterior painting, floor covering replacements and major landscaping. During the nine months ended September 30, 2001, the Partnership completed approximately $361,000 of capital improvements at Sun River, consisting primarily of floor covering replacements, plumbing upgrades, exterior painting, major landscaping, air conditioning and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Torrey Pines Village

The Partnership budgeted approximately $223,000 of capital improvements for 2001 at Torrey Pines Village Apartments consisting primarily of major landscaping, floor covering replacements and appliances. During the nine months ended September 30, 2001, the Partnership completed approximately $159,000 of capital improvements at Torrey Pines Village, consisting primarily of appliances, interior decoration and floor covering replacements. These improvements were funded from operating cash flow.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $21,717,000 is being amortized over 20 years with maturity dates ranging from March 2020 to June 2021. At maturity these mortgages will be fully amortized.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%. Monthly payments of principal and interest are due until March 2020 at which time the loans  will  be  fully  amortized.  Capitalized  loan  costs  incurred  for  the
refinancing  were  approximately  $114,000  and  $118,000,   respectively.   The
Partnership paid approximately $105,000 and $177,000, respectively, in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt of approximately $335,000.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,065,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to the prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000. Loan costs associated with the previous mortgage were fully amortized.

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions of approximately $4,177,000 (approximately $4,094,000 to the limited partners or $63.17 per limited partnership unit), consisting of approximately $511,000 (approximately $501,000 to the limited partners or $7.73 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments. Subsequent to September 30, 2001, a cash distribution was declared and paid from operations of approximately $284,000 of which approximately $279,000 was paid to the limited partners ($4.31 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $180,000 which was declared and accrued at December 31, 1999 of which approximately $176,000 ($2.72 per limited partnership unit) was paid to the limited partners. In addition, the Partnership declared and paid distributions of approximately $2,375,000 (approximately $2,327,000 to the limited partners or $35.91 per limited partnership unit) during the nine months ended September 30, 2000, consisting of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village and St. Charleston Village and approximately $472,000 (approximately $462,000 to the limited partners or $7.13 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,317.84 limited partnership units (the "Units") in the Partnership representing 65.30% of the outstanding Units as of September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.30% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other AIMCO's affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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