Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XIV
filed 2002-03-22
CIK 278128

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $6,369,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XIV (the "Partnership" or "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership. The Managing General Partner, as well as the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:


                                      Date of
Property                              Purchase       Type of Ownership          Use

Torrey Pines Village Apartments         09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage.      204 units

St. Charleston Village Apartments       09/79    Fee ownership subject     Apartment
  Las Vegas, Nevada                              to a first mortgage.      312 units

Sun River Apartments                    11/80    Fee ownership subject     Apartment
  Tempe, Arizona                                 to a first mortgage.      334 units


Each property is held by a limited partnership in which the Partnership ultimately owns a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                          Federal
Property                   Value    Depreciation     Rate     Method     Tax Basis
                              (in thousands)                          (in thousands)
Torrey Pines Village
  Apartments              $ 6,952      $ 4,119    5-30 years    SL        $ 2,350
St. Charleston Village
  Apartments               10,792        6,793    5-30 years    SL          3,505
Sun River Apartments       12,229        7,270    5-30 years    SL          2,205

         Total            $29,973      $18,182                            $ 8,060

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     2001          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Torrey Pines Village
  Apartments                $ 4,648       8.34%     20 years   03/01/20      $    --
St. Charleston
  Village Apartments          7,057       8.34%     20 years   03/01/20           --
Sun River Apartments          9,889       7.42%     20 years   06/01/21           --

  Total                     $21,594                                          $    --

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000. Loan costs associated with the previous mortgage were fully amortized.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020, at which time the loans will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property are as follows:

                                      Average Annual             Average Annual
                                       Rental Rate                  Occupancy
                                        (per unit)
Property                           2001            2000         2001        2000

Torrey Pines Village
   Apartments                     $7,490          $7,229         93%         93%
St. Charleston Village
   Apartments                      7,588           7,336         94%         93%
Sun River Apartments               7,934           7,759         94%         92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No individual residential property tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were as follows:

                                                 2001             2001
                                               Billing            Rate
                                            (in thousands)

Torrey Pines Village Apartments                  $ 88             3.25%
St. Charleston Village Apartments                 136             3.25%
Sun River Apartments                              140             1.10%

Capital Improvements

Torrey Pines Village Apartments

During the year ended December 31, 2001, the Partnership completed approximately $255,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of major landscaping, interior building improvements, and floor covering and appliance replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

St. Charleston Village Apartments

During the year ended December 31, 2001, the Partnership completed approximately $317,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of interior building improvements, major landscaping, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $93,600. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

During the year ended December 31, 2001, the Partnership completed approximately $426,000 of capital improvements at Sun River Apartments, consisting primarily of parking lot repairs, a water submetering project, exterior painting, major landscaping, exterior lighting, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $100,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of December 31, 2001, the number of holders of
Limited Partnership Units was 2,265 owning an aggregate of 64,806 units. Affiliates of the Managing General Partner owned 42,349.84 units or 65.35% at December 31, 2001. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $2,574 (1)            $38.93
       01/01/01 - 12/31/01               4,461 (2)             67.46

(1) Consists of approximately $671,000 of cash from operations and approximately $1,903,000 of cash from refinance proceeds of the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments.

(2) Consists  of   approximately   $795,000  of  cash  from   operations   and
    approximately $3,666,000 of cash from refinance proceeds of the mortgage encumbering Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,349.84 limited partnership units in the Partnership representing 65.35% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.35% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $259,000 as compared to a net loss of approximately $12,000 for the year ended December 31, 2000. The increase in net income is due to the recognition in 2000 of an extraordinary loss on early extinguishment of debt as a result of the refinancing of the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments (as discussed in "Liquidity and Capital Resources"). The Partnership's income before the extraordinary loss on early extinguishment of debt was approximately $259,000 and $323,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in income before extraordinary loss on early extinguishment of debt is due to an increase in total expenses, which was partially offset by an increase in total revenues.

The increase in total expenses is due to increases in operating, depreciation, general and administrative and interest expenses. The increase in operating expenses is primarily due to increases in insurance premiums and payroll related expenses at all of the Partnership's investment properties. The increase in operating expenses was partially offset by a decrease in maintenance expense at St. Charleston Village Apartments and Torrey Pines Village Apartments and a decrease in advertising expense at all of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during 2001 which are now being depreciated. Interest expense increased primarily due to the refinancing of St. Charleston Village Apartments and Torrey Pines Village Apartments during 2000 and the refinancing of Sun River Apartments in May 2001, which increased the debt balance on these properties. General and administrative expenses increased primarily due to the payment of Partnership management fees associated with distributions from operations as allowed under the Partnership Agreement and increased professional fees associated with the management of the Partnership, which was partially offset by a decrease in the management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Property tax expense remained relatively constant for the comparable periods.

The increase in total revenues is due to increases in rental income and other income. Rental income increased primarily due to an increase in the average rental rate at all of the Partnership's investment properties and a slight increase in occupancy at St. Charleston Village Apartments and Sun River Apartments, partially offset by an increase in concessions at all of the Partnership's investment properties. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in interest income at all of the Partnership's investment properties.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $382,000 compared to approximately $736,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $354,000 is due to approximately $1,148,000 of cash used in financing activities and approximately $748,000 of cash used in investing activities, partially offset by approximately $1,542,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering Sun River Apartments, distributions paid to partners, and to a lesser extent, loan costs paid, principal payments made on the mortgages encumbering the Partnership's investment properties, and payments made on an advance from an affiliate, partially offset by proceeds from the refinancing of Sun River Apartments and an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020, at which time the loans will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000. Loan costs associated with the previous mortgage were fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2012. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership declared and paid cash distributions of approximately $4,461,000 (approximately $4,372,000 to the limited partners or $67.46 per limited partnership unit), consisting of approximately $795,000 (approximately $779,000 to the limited partners or $12.02 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments. During the year ended December 31, 2000, the Partnership paid cash distributions of approximately 2,754,000, approximately $180,000 of which was related to a payable at December 31, 1999. The remaining $2,574,000 (approximately $2,523,000 to the limited partners or $38.93 per limited partnership unit) consisted of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments and approximately $671,000 (approximately $658,000 to the limited partners or $10.15 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,349.84 limited partnership units in the Partnership representing 65.35% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.35% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $   382
   Receivables and deposits                                                       55
   Restricted escrows                                                             66
   Other assets                                                                  535
   Investment properties (Notes C and E):
      Land                                                    $  2,288
      Buildings and personal property                           27,685
                                                                29,973
      Less accumulated depreciation                            (18,182)       11,791
                                                                            $ 12,829
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    188
   Tenant security deposit liabilities                                           148
   Accrued property taxes                                                         70
   Other liabilities                                                             331
   Mortgage notes payable (Note C)                                            21,594

Partners' Deficit
   General partners                                            $ (190)
   Limited partners (64,806 units
      issued and outstanding)                                   (9,312)       (9,502)
                                                                            $ 12,829

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                               2001         2000
Revenues:
  Rental income                                              $ 5,880      $ 5,739
  Other income                                                   489          396
      Total revenues                                           6,369        6,135

Expenses:
  Operating                                                    2,415        2,338
  General and administrative                                     410          385
  Depreciation                                                 1,198        1,090
  Interest                                                     1,727        1,630
  Property taxes                                                 360          369
      Total expenses                                           6,110        5,812

Income before extraordinary item                                 259          323
Extraordinary loss on early extinguishment of debt
  (Note C)                                                        --         (335)

Net income (loss) (Note D)                                   $   259      $   (12)

Net income allocated to general partners (2%)                $     5      $    --
Net income (loss) allocated to limited partners (98%)            254          (12)
                                                             $   259      $   (12)
Per limited partnership unit:
  Income before extraordinary item                           $  3.92      $  4.88
  Extraordinary loss on early extinguishment of debt              --        (5.06)

Net income (loss)                                            $  3.92      $ (0.18)

Distributions per limited partnership unit                   $ 67.46      $ 38.93


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners     Partners       Total

Original capital contributions        64,806       $  --        $64,806      $64,806

Partners' deficit at
   December 31, 1999                  64,806       $ (55)       $(2,659)     $(2,714)

Distributions to partners                 --          (51)       (2,523)      (2,574)

Net loss for the year
   ended December 31, 2000                --           --           (12)         (12)

Partners' deficit at
   December 31, 2000                  64,806         (106)       (5,194)      (5,300)

Distributions to partners                 --          (89)       (4,372)      (4,461)

Net income for the year
   ended December 31, 2001                --            5           254          259

Partners' deficit at
   December 31, 2001                  64,806       $ (190)      $(9,312)     $(9,502)

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 259        $ (12)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,198        1,090
     Amortization of loan costs                                      38           43
     Extraordinary loss on early extinguishment of debt              --          335
     Change in accounts:
      Receivables and deposits                                       46          336
      Other assets                                                   57          (29)
      Accounts payable                                               49         (120)
      Tenant security deposit liabilities                            (8)          (7)
      Accrued property taxes                                          5          (12)
      Other liabilities                                            (102)          90
        Net cash provided by operating activities                 1,542        1,714

Cash flows from investing activities:
  Property improvements and replacements                           (883)        (781)
  Net withdrawals from restricted escrows                           135            4
        Net cash used in investing activities                      (748)        (777)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (401)        (252)
   Repayment of mortgage notes payable                           (6,037)      (9,660)
   Proceeds from mortgage notes payable                          10,000       12,150
   Prepayment penalties                                              --         (282)
   Loan costs                                                      (249)        (232)
   Advance from affiliate                                            60           --
   Payments on advance from affiliate                               (60)          --
   Distributions to partners                                     (4,461)      (2,754)
        Net cash used in financing activities                    (1,148)      (1,030)

Net decrease in cash and cash equivalents                          (354)         (93)

Cash and cash equivalents at beginning of year                      736          829

Cash and cash equivalents at end of year                        $   382      $   736

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,677      $ 1,584
Supplemental disclosure of non cash activity:
   Property improvements and replacements in accounts
     payable                                                    $   115      $    --

Approximately $180,000 of distributions were declared at December 31, 1999 and paid during 2000.


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XIV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes, two of which are located in Nevada and one of which is located in Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

Principles of Consolidation: The Partnership's financial statements include the accounts of Century St. Charleston, LP, Century Sun River LP, and Century Torrey Pines, LP. The Partnership ultimately owns 100% of these partnerships. All interpartnership transactions have been eliminated.

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


Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $250,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

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

Restricted Escrows: As a result of the refinancing of Sun River Apartments in 2001, the property deposited approximately $66,000 with the mortgage company to establish a capital reserve account designated for certain capital improvements. The balance in this escrow account at December 31, 2001 is approximately $66,000.

Advertising Costs: Advertising costs of approximately $112,000 in 2001 and $129,000 in 2000 were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs are amortized using the straight line method over the lives of the related mortgage loans. At December 31, 2001, loan costs, net of accumulated amortization, totaled approximately $462,000 and are included in other assets. Amortization of loan costs is included in interest expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 2001 and 2000:

                                                           2001        2000
                                                            (in thousands)
Property management fees (included in operating
   expenses)                                               $318        $300
Reimbursement for services of affiliates
   (included in general and administrative
   expenses)                                                166         188
Partnership management fee (included in general
   and administrative expense)                               88          75
Loan costs (included in other assets)                       100          85

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $318,000 and $300,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $166,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $88,000 and $75,000 in Partnership management fees are included in general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

In connection with the May 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the February 2000 refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership $60,000 to fund operations at Sun River Apartments. This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance in December 2001 with cash from operations.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,349.84 limited partnership units in the Partnership representing 65.35% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.35% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2001       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)
Torrey Pines
  Village Apartments       $ 4,648       $  41     8.34%    03/01/20        $ --
St. Charleston
  Village Apartments         7,057          63     8.34%    03/01/20          --
Sun River Apartments         9,889          80     7.42%    06/01/21          --
                           $21,594      $  184                              $ --

The mortgage notes payable are non-recourse and secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000. Loan costs associated with the previous mortgage were fully amortized.

On February 4, 2000, the Partnership refinanced the mortgages encumbering Torrey Pines Village Apartments and St. Charleston Village Apartments. The refinancing replaced indebtedness of approximately $3,604,000 and $6,056,000, respectively, with new mortgages of $4,825,000 and $7,325,000, respectively. The mortgages were refinanced at a rate of 8.34% compared to the prior rate of 9.88%, and mature on March 1, 2020, at which time the loans will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $114,000 and $118,000, respectively. The Partnership paid approximately $105,000 and $177,000 in prepayment penalties and wrote off approximately $21,000 and $32,000, respectively, in unamortized loan costs, resulting in an extraordinary loss on the early extinguishment of debt in the amount of approximately $335,000.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                             2002                $ 520
                             2003                   563
                             2004                   609
                             2005                   659
                             2006                   714
                          Thereafter             18,529

                             Total              $21,594

Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2001 and 2000 (in thousands, except per unit data):

                                                     2001          2000
Net income (loss) as reported                     $   259          $ (12)
Add:
  Depreciation differences                            293            381
   Prepaid rent                                      (111)            --
  Other                                               (96)            84
Federal taxable income                            $   345          $ 453

Federal taxable income per limited
  partnership unit                                $  5.23         $ 6.85

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported $(9,502) Differences resulted from:

   Land and buildings                               (392)
   Accumulated depreciation                       (3,339)
   Syndication and distribution costs              6,749
   Other                                              78
Net liabilities - Federal tax basis              $(6,406)

Note E - Investment Properties and Accumulated Depreciation


                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                            Buildings        Net Costs
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)

Torrey Pines Village
   Apartments                    $ 4,648         $ 460       $ 4,595          $ 1,897
St. Charleston Village
   Apartments                      7,057            751        7,322            2,719
Sun River Apartments               9,889          1,102        8,770            2,357

Total                            $21,594        $ 2,313      $20,687          $ 6,973


                   Gross Amount At Which
                          Carried
                    At December 31, 2001
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired Life-Years
                                             (in thousands)
Torrey Pines
  Village
  Apartments     $ 455     $ 6,497   $ 6,952    $ 4,119         1980      09/79   5-30 years
St. Charleston
  Village
  Apartments        743     10,049    10,792      6,793         1980      09/79   5-30 years
Sun River
  Apartments      1,090     11,139    12,229      7,270         1981      11/80   5-30 years

Total            $2,288    $27,685   $29,973    $18,182

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $28,975          $28,194
    Property improvements                           998              781
Balance at end of year                          $29,973          $28,975

Accumulated Depreciation
Balance at beginning of year                    $16,984          $15,894
    Additions charged to expense                  1,198            1,090
Balance at end of year                          $18,182          $16,984

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $29,581,000 and $28,582,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $21,521,000 and $ 20,615,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership declared and paid cash distributions of approximately $4,461,000 (approximately $4,372,000 to the limited partners or $67.46 per limited partnership unit), consisting of approximately $795,000 (approximately $779,000 to the limited partners or $12.02 per limited partnership unit) from operations and approximately $3,666,000 (approximately $3,593,000 to the limited partners or $55.44 per limited partnership unit) of proceeds from the refinancing of Sun River Apartments. During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $2,754,000, approximately $180,000 of which was related to a payable at December 31, 1999. The remaining $2,574,000 (approximately $2,523,000 to the limited partners or $38.93 per limited partnership unit) consisted of approximately $1,903,000 (approximately $1,865,000 to the limited partners or $28.78 per limited partnership unit) of proceeds from the refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments and approximately $671,000 (approximately $658,000 to the limited partners or $10.15 per limited partnership unit) from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

The names of the director and executive officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $45,000 and non-audit services (principally tax-related) of approximately $22,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received renumeration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 2001.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.05          41.06%
  (an affiliate of AIMCO)
Insignia Properties LP (1)                      31.00           0.05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
Fox Capital Management Corp. (1)              100.00            0.15%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                     12,683.22          19.57%
  (an affiliate of AIMCO)

(1) Entities are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

(2) AIMCO Properties LP is ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,349.84 limited partnership units in the Partnership representing 65.35% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.35% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the years ended December 31, 2001 and 2000:

                                                           2001        2000
                                                            (in thousands)

Property management fees                                   $318        $300
Reimbursement for services of affiliates                    166         188
Partnership management fee                                   88          75
Loan costs                                                  100          85

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $318,000 and $300,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $166,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $88,000 and $75,000 in Partnership management fees are included in general and administrative expenses for the years ended December 31, 2001 and 2000, respectively.

In connection with the May 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. In connection with the February 2000 refinancing of Torrey Pines Village Apartments and St. Charleston Village Apartments, the Partnership paid approximately $85,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. These amounts are recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the lives of the respective mortgages.

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership $60,000 to fund operations at Sun River Apartments. This advance bore interest at the prime rate plus 2%. The Partnership repaid this advance in December 2001 with cash from operations.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,349.84 limited partnership units in the Partnership representing 65.35% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 65.35% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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


                                    Date: March 22, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President            Date:March 22, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President               Date:March 22, 2002
Martha L. Long          and Controller

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

       3.4 Agreement of Limited Partnership,incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 11, 1978, and thereafter supplemented, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-61526).

      10.1 Purchase and Sale Agreement between Registrant and St. Michael Investments dated August 13, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 27, 1997.

      10.2        Multifamily Note dated February 2, 2000  between  Century  St.
                  Charleston, L.P., a Nevada  limited   partnership  and  ARCS
                  Commercial Mortgage Co.,L.P.,a California limited partnership. (Incorporated by reference to the Annual Report on Form
                   10-KSB for the year ended December 31, 1999).

      10.3 Multifamily Note dated February 2, 2000 between Century Torrey Pines, Inc., a Nevada limited partnership and ARCS Commercial
                  Mortgage Co., L.P.,  a   California   limited    partnership.
                  (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10.4 Multifamily Note dated May 23, 2001 between Century Sun River, L.P., an Arizona limited partnership, and Lend Lease Mortgage Capital, L.P., a Texas limited partnership. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).