Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XIV
filed 2002-05-13
CIK 278128

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  573
   Receivables and deposits                                                      46
   Other assets                                                                 667
   Investment properties:
      Land                                                   $  2,288
      Buildings and related personal property                  27,777
                                                               30,065
      Less accumulated depreciation                           (18,500)       11,565
                                                                           $ 12,851
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $    174
   Tenant security deposit liabilities                                          142
   Accrued property taxes                                                       106
   Other liabilities                                                            381
   Mortgage notes payable                                                    21,467

Partners' Deficit
   General partners                                           $ (188)
   Limited partners (64,806 units issued and
      outstanding)                                             (9,231)       (9,419)
                                                                           $ 12,851



            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2002            2001
Revenues:
   Rental income                                            $1,421          $1,464
   Other income                                                156             108
      Total revenues                                         1,577           1,572

Expenses:
   Operating                                                   566             580
   General and administrative                                   79             126
   Depreciation                                                318             292
   Interest                                                    436             409
   Property taxes                                               95              88
      Total expenses                                         1,494           1,495

Net income                                                 $    83          $   77

Net income allocated to general partners (2%)              $     2          $    2

Net income allocated to limited partners (98%)                  81              75

                                                           $    83          $   77

Net income per limited partnership unit                    $  1.25          $ 1.16

Distribution per limited partnership unit                  $    --          $ 6.65



            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2001                  64,806      $ (190)     $(9,312)     $(9,502)

Net income for the three months
   ended March 31, 2002                   --           2           81           83

Partners' deficit at
   March 31, 2002                     64,806      $ (188)     $(9,231)     $(9,419)


            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                       $ 83         $ 77
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    318          292
     Amortization of loan costs                                       10           10
     Change in accounts:
      Receivables and deposits                                         9          (28)
      Other assets                                                  (142)         (26)
      Accounts payable                                                 5           48
      Tenant security deposit liabilities                             (6)          10
      Accrued property taxes                                          36           34
      Other liabilities                                               50          (68)
        Net cash provided by operating activities                    363          349

Cash flows from investing activities:
  Property improvements and replacements                            (111)        (215)
  Net withdrawals from (deposits to) restricted escrows               66          (17)
        Net cash used in investing activities                        (45)        (232)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (127)         (80)
  Distributions to partners                                           --         (440)
  Loan costs paid                                                     --          (11)
        Net cash used in financing activities                       (127)        (531)

Net increase (decrease) in cash and cash equivalents                 191         (414)

Cash and cash equivalents at beginning of period                     382          736

Cash and cash equivalents at end of period                        $ 573        $ 322

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 427        $ 399

At March 31, 2002 and December 31, 2001, approximately $96,000 and $115,000, respectively, of property improvements and replacements and accounts payable were adjusted for non-cash activity.


            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner and the managing general partner of FCMC are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 for both the three months ended March 31, 2002 and 2001, which are included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $42,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $49,000 in Partnership management fees are included in general and administrative expenses for the three months ended March 31, 2001. No such fees were earned or paid to the Managing General Partner for the three months ended March 31, 2002.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      St. Charleston Village Apartments             92%        94%
        Las Vegas, Nevada
      Sun River Apartments                          93%        94%
        Tempe, Arizona
      Torrey Pines Village Apartments               91%        90%
        Las Vegas, Nevada

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $83,000 compared to net income of approximately $77,000 for the three months ended March 31, 2001. The increase in net income is due to a slight increase in total revenues. Total expenses remained relatively constant for the comparable periods. Total revenues increased due to an increase in other income, partially offset by a decrease in rental income. Other income increased due to increases in late charges and lease cancellation fees at St. Charleston Village Apartments and Torrey Pines Village Apartments and utility reimbursements and cable television revenue at all of the Partnership's investment properties. The increase in other income was partially offset by a decrease in cleaning and damage fees at St. Charleston Village Apartments and Torrey Pines Village Apartments. The decrease in rental income is due to the slight decrease in occupancy at St. Charleston Village Apartments and Sun River Apartments, and increased concessions and bad debt at both properties. The decrease in rental income was partially offset by the slight increase in occupancy at Torrey Pines Village Apartments and an increase in the average rental rate at St. Charleston Village Apartments and Torrey Pines Village Apartments.

Total expenses remained relatively constant for the comparable periods, as increases in depreciation, interest, and property tax expenses were offset by decreases in operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased due to the refinancing during 2001 of Sun River Apartments, which resulted in a larger loan balance. Property tax expense increased due to increases in the assessed values and/or tax rates at all three investment properties. The decrease in operating expense is primarily due to a decrease in maintenance expense at all of the Partnership's properties and, to a lesser extent, a decrease in advertising expense at Sun River Apartments, partially offset by increased insurance premiums at all of the investment properties.

General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $573,000, compared to approximately $322,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $191,000 for the three months ended March 31, 2002, from the Partnership's year ended December 31, 2001, is due to approximately $363,000 of cash provided by operating activities, which was partially offset by approximately $127,000 of cash used in financing activities and approximately $45,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

St. Charleston Village Apartments

For 2002, the Partnership has budgeted approximately $118,000 of capital improvements, consisting primarily of structural improvements, interior building improvements, air conditioning unit upgrades, and floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of interior building improvements and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

For 2002, the Partnership has budgeted approximately $114,000 of capital improvements, consisting primarily of roof replacement, air conditioning unit upgrades, appliances, and floor covering replacement. During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements at Sun River Apartments, consisting primarily of floor covering replacement. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Torrey Pines Village Apartments

For 2002, the Partnership has budgeted approximately $71,000 of capital improvements, consisting primarily of structural improvements and floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership completed approximately $22,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The remaining mortgage indebtedness of approximately $11,635,000 requires monthly payments of principal and interest until the loans mature in March 2020, at which time they will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2012. Accordingly, the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $  440            $ 6.65

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 42,359.84 limited partnership units in the Partnership, representing 65.36% of the outstanding units as of March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.36% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002