Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XIV
filed 2002-08-14
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002

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





                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 434
   Receivables and deposits                                                      79
   Other assets                                                                 568
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  27,913
                                                               30,201
      Less accumulated depreciation                           (18,822)       11,379
                                                                           $ 12,460
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 131
   Tenant security deposit liabilities                                          136
   Accrued property taxes                                                        72
   Other liabilities                                                            410
   Mortgage notes payable                                                    21,339

Partners' Deficit
   General partners                                           $ (192)
   Limited partners (64,806 units issued and
      outstanding)                                             (9,436)       (9,628)
                                                                           $ 12,460

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             2002        2001        2002        2001
Revenues:
  Rental income                            $ 1,430     $ 1,470     $ 2,851     $ 2,934
  Other income                                 134         126         290         234
    Total revenues                           1,564       1,596       3,141       3,168

Expenses:
  Operating                                    564         594       1,130       1,174
  General and administrative                   106          90         185         216
  Depreciation                                 322         299         640         591
  Interest                                     433         440         869         849
  Property taxes                                92          88         187         176
    Total expenses                           1,517       1,511       3,011       3,006

Net income                                   $ 47        $ 85       $ 130       $ 162

Net income allocated to general
  partners (2%)                              $ 1         $ 1         $ 3         $ 3
Net income allocated to limited
  partners (98%)                                46          84         127         159
                                             $ 47        $ 85       $ 130       $ 162
Net income per limited partnership
  unit                                      $ .71       $ 1.29      $ 1.96     $ 2.45

Distributions per limited
  partnership unit                          $ 3.87     $ 56.52      $ 3.87     $ 63.17
            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2001                  64,806      $ (190)     $(9,312)     $(9,502)

Distributions to partners                 --          (5)        (251)        (256)

Net income for the six months
   ended June 30, 2002                    --           3          127          130

Partners' deficit at
   June 30, 2002                      64,806      $ (192)     $(9,436)     $(9,628)


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 130        $ 162
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     640          591
   Amortization of loan costs                                        19           20
   Change in accounts:
      Receivables and deposits                                      (24)          35
      Other assets                                                  (52)          27
      Accounts payable                                              (56)           5
      Tenant security deposit liabilities                           (12)           7
      Accrued property taxes                                          2            4
      Other liabilities                                              79         (169)
       Net cash provided by operating activities                    726          682

Cash flows from investing activities:
  Property improvements and replacements                           (229)        (555)
  Net withdrawals from restricted escrows                            66          123
       Net cash used in investing activities                       (163)        (432)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (255)        (128)
  Distributions to partners                                        (256)      (4,205)
  Repayment of mortgage notes payable                                --       (6,037)
  Loan costs paid                                                    --         (240)
  Proceeds from mortgage notes payable                               --       10,000
       Net cash used in financing activities                       (511)        (610)

Net increase (decrease) in cash and cash equivalents                 52         (360)

Cash and cash equivalents at beginning of period                    382          736

Cash and cash equivalents at end of period                       $ 434        $ 376

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 851        $ 816

At June 30, 2002 and December 31, 2001, approximately $114,000 and $115,000, respectively, of property improvements and replacements and accounts payable were adjusted for non-cash activity.
            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners of the Partnership are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation, is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $161,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $83,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $28,000 and $57,000 in Partnership management fees are included in general and administrative expenses for the six months ended June 30, 2002 and 2001, respectively.

In connection with the May 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the life of the mortgage.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $240,000 during the six months ended June 30, 2001. Loan costs associated with the previous mortgage were fully amortized.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      St. Charleston Village Apartments             92%        93%
        Las Vegas, Nevada
      Sun River Apartments                          91%        93%
        Tempe, Arizona
      Torrey Pines Village Apartments               93%        91%
        Las Vegas, Nevada

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2002 was approximately $47,000 and $130,000, respectively, compared to approximately $85,000 and $162,000, respectively, for the corresponding periods in 2001. The decrease in net income for both the three and six months ended June 30, 2002 is due to a decrease in total revenues and a slight increase in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2002, is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to the slight decreases in occupancy at St. Charleston Village Apartments and Sun River Apartments, a decrease in the average rental rate at Sun River Apartments and an increase in bad debt expense, partially offset by the slight increase in occupancy at Torrey Pines Village Apartments and increases in the average rental rates at St. Charleston Village Apartments and Torrey Pines Village Apartments. Other income increased primarily due to increases in utility reimbursements and late charges at all of the Partnership's investment properties, partially offset by a decrease in interest income as a result of lower cash balances in interest bearing accounts.

Total expenses remained relatively constant for the three months ended June 30, 2002, as increases in both general and administrative expense and depreciation expense were offset by decreases in both operating and interest expense. Property tax expense remained relatively constant for the three months ended June 30, 2002. Total expenses remained relatively constant for the six months ended June 30, 2002, as increases in depreciation, interest, and property tax expenses were offset by decreases in both operating and general and administrative expense. Depreciation expense increased for both the three and six months ended June 30, 2002 due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased for the six months ended June 30, 2002 due to the May 2001 refinancing of the debt encumbering Sun River Apartments, which resulted in a larger loan balance (as discussed below). For the three months ended June 30, 2002, the increase was more than offset by the decrease in interest expense which resulted from scheduled principal payments which reduced the carrying balances of the loans at all three properties. Property tax expense increased for the six months ended June 30, 2002 due to increases in the assessed values and/or tax rates at all three investment properties. The decrease in operating expense for both the three and six months ended June 30, 2002 is primarily due to a decrease in maintenance expense, partially offset by an increase in insurance expense at all three properties.

General and administrative expenses increased for the three months ended June 30, 2002 primarily due to an increase in the payment of Partnership management fees associated with distributions from operations for the comparable periods as allowed under the Partnership Agreement. General and administrative expenses decreased for the six months ended June 30, 2002 primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations for the comparable periods as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $434,000, compared to approximately $376,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $52,000 for the six months ended June 30, 2002, from the Partnership's year ended December 31, 2001, is due to approximately $726,000 of cash provided by operating activities, which was partially offset by approximately $511,000 of cash used in financing activities and approximately $163,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

St. Charleston Village Apartments

For 2002, the Partnership has budgeted approximately $128,000 of capital improvements, consisting primarily of structural improvements, interior building improvements, air conditioning unit upgrades, and floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership completed approximately $82,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of major landscaping, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

For 2002, the Partnership has budgeted approximately $186,000 of capital improvements, consisting primarily of lighting upgrades, roof replacement, air conditioning unit upgrades, appliances, and floor covering replacement. During the six months ended June 30, 2002, the Partnership completed approximately $98,000 of capital improvements at Sun River Apartments, consisting primarily of lighting upgrades and floor covering and appliance replacements. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Torrey Pines Village Apartments

For 2002, the Partnership has budgeted approximately $77,000 of capital improvements, consisting primarily of structural improvements and floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership completed approximately $48,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of major landscaping, air conditioning upgrades, and floor covering and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The remaining mortgage indebtedness of approximately $11,565,000 requires monthly payments of principal and interest until the loans mature in March 2020, at which time they will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2012. Accordingly, the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  256           $ 3.87           $  511            $ 7.73
Refinancing
 Proceeds (1)              --               --            3,666             55.44
                       $  256           $ 3.87           $4,177            $63.17

(1)   From the May 2001 refinancing of the mortgage at Sun River Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,319.84 limited partnership units in the Partnership representing 66.85% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $59.00 per unit expired. Pursuant to this offer, AIMCO acquired 945 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.85% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               Exhibit 3.4,  Agreement of Limited  Partnership,  incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 11, 1978, and thereafter supplemented, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-61526).

               Exhibit 99,  Certification  of Chief Executive  Officer and Chief
                    Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.