Form 10QSB
period 2002-09-30
CENTURY PROPERTIES FUND XIV
filed 2002-11-14
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $ 401
   Receivables and deposits, net of allowance for
     doubtful accounts of $48                                                    87
   Other assets                                                                 588
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  28,086
                                                               30,374
      Less accumulated depreciation                           (19,137)       11,237
                                                                           $ 12,313
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 139
   Tenant security deposit liabilities                                          135
   Accrued property taxes                                                       108
   Other liabilities                                                            410
   Mortgage notes payable                                                    21,207

Partners' Deficit
   General partners                                           $ (194)
   Limited partners (64,806 units issued and
      outstanding)                                             (9,492)       (9,686)
                                                                           $ 12,313


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2002        2001        2002        2001
Revenues:
  Rental income                            $ 1,284     $ 1,488     $ 4,135     $ 4,422
  Other income                                 171         118         461         352
    Total revenues                           1,455       1,606       4,596       4,774

Expenses:
  Operating                                    599         616       1,729       1,790
  General and administrative                    75          82         260         298
  Depreciation                                 315         298         955         889
  Interest                                     433         436       1,302       1,285
  Property taxes                                91          92         278         268
    Total expenses                           1,513       1,524       4,524       4,530

Net (loss) income                           $ (58)       $ 82        $ 72       $ 244

Net (loss) income allocated to
  general partners (2%)                      $ (1)       $ 2         $ 1         $ 5
Net (loss) income allocated to
  limited partners (98%)                       (57)         80          71         239
                                            $ (58)       $ 82        $ 72       $ 244
Net (loss) income per limited
  partnership unit                          $ (.88)     $ 1.24      $ 1.10     $ 3.69

Distributions per limited
  partnership unit                           $ --        $ --       $ 3.87     $ 63.17


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2001                  64,806      $ (190)     $(9,312)     $(9,502)

Distributions to partners                 --          (5)        (251)        (256)

Net income for the nine months
   ended September 30, 2002               --           1           71           72

Partners' deficit at
   September 30, 2002                 64,806      $ (194)     $(9,492)     $(9,686)


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                      $ 72        $ 244
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     955          889
   Amortization of loan costs                                        32           29
   Bad debt expense                                                 110           10
   Change in accounts:
      Receivables and deposits                                     (142)          71
      Other assets                                                  (85)          (4)
      Accounts payable                                              (18)          64
      Tenant security deposit liabilities                           (13)           4
      Accrued property taxes                                         38           40
      Other liabilities                                              79         (178)
       Net cash provided by operating activities                  1,028        1,169

Cash flows from investing activities:
  Property improvements and replacements                           (432)        (802)
  Net withdrawals from restricted escrows                            66          136
       Net cash used in investing activities                       (366)        (666)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (387)        (278)
  Distributions to partners                                        (256)      (4,177)
  Repayment of mortgage note payable                                 --       (6,037)
  Loan costs paid                                                    --         (249)
  Proceeds from mortgage note payable                                --       10,000
       Net cash used in financing activities                       (643)        (741)

Net increase (decrease) in cash and cash equivalents                 19         (238)

Cash and cash equivalents at beginning of period                    382          736

Cash and cash equivalents at end of period                       $ 401        $ 498

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,272      $ 1,248

At September 30, 2002 and December 31, 2001, approximately $84,000 and $115,000, respectively, of property improvements and replacements and accounts payable were adjusted for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners of the Partnership are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation, is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $235,000 and $245,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $138,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $28,000 and $57,000 in Partnership management fees are included in general and administrative expenses for the nine months ended September 30, 2002 and 2001, respectively.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $66,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000 during the nine months ended September 30, 2001. The loan costs are being amortized over the life of the mortgage. Loan costs associated with the previous mortgage were fully amortized.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      St. Charleston Village Apartments             92%        94%
        Las Vegas, Nevada
      Sun River Apartments                          88%        94%
        Tempe, Arizona
      Torrey Pines Village Apartments               92%        93%
        Las Vegas, Nevada

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to unfavorable economic conditions in the Tempe area.

Results of Operations

The  Partnership's  net  (loss)  income  for the  three  and nine  months  ended
September 30, 2002 was approximately ($58,000) and $72,000, respectively, compared to net income of approximately $82,000 and $244,000, respectively, for the corresponding periods in 2001. The decrease in net income for both the three and nine months ended September 30, 2002 is due to a decrease in total revenues. The decrease in total revenues for both the three and nine months ended September 30, 2002 is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to the decrease in occupancy at all of the Partnership's investment properties, a decrease in the average rental rate at Sun River Apartments and Torrey Pines Village Apartments, and an increase in bad debt expense at Sun River Apartments, partially offset by an increase in the average rental rate at St. Charleston Village Apartments and reduced concessions at all three properties. Other income increased primarily due to increases in utility reimbursements and late charges at all of the Partnership's investment properties, partially offset by a decrease in cleaning and damage fees at St. Charleston Village Apartments and Torrey Pines Village Apartments and a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts.

Total expenses remained relatively constant for both the three and nine months ended September 30, 2002. For the three months ended September 30, 2002, an increase in depreciation expense was offset by decreases in both operating and general and administrative expenses, while both interest and property tax expense remained relatively constant. For the nine months ended September 30, 2002, increases in depreciation, interest, and property tax expenses were offset by decreases in both operating and general and administrative expenses. Depreciation expense increased for both the three and nine months ended September 30, 2002 due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased for the nine months ended September 30, 2002 due to the May 2001 refinancing of the debt encumbering Sun River Apartments, which resulted in a larger loan balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments which reduced the carrying balances of the loans at all three properties. Property tax expense increased for the nine months ended September 30, 2002 due to increases in the assessed values and/or tax rates at all three investment properties. The decrease in operating expense for both the three and nine months ended September 30, 2002 is primarily due to decreases in maintenance and payroll related expenses, partially offset by an increase in advertising expense at all three properties.

General and administrative expenses decreased for the three months ended September 30, 2002 primarily due to a decrease in professional expenses associated with the management of the Partnership. General and administrative expenses decreased for the nine months ended September 30, 2002 primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations for the comparable periods as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $401,000, compared to approximately $498,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $19,000 for the nine months ended September 30, 2002, from the Partnership's fiscal year ended December 31, 2001, is due to approximately $1,028,000 of cash provided by operating activities, which was partially offset by approximately $643,000 of cash used in financing activities and approximately $366,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

St. Charleston Village Apartments

For 2002, the Partnership has budgeted approximately $143,000 of capital improvements, consisting primarily of structural improvements, interior building improvements, air conditioning unit upgrades, and floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $139,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of major landscaping, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

For 2002, the Partnership has budgeted approximately $196,000 of capital improvements, consisting primarily of lighting upgrades, roof replacement, air conditioning unit upgrades, and appliance and floor covering replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $209,000 of budgeted and non-budgeted capital improvements at Sun River Apartments, consisting primarily of lighting upgrades, air conditioning unit upgrades, and appliance and floor covering replacements. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Torrey Pines Village Apartments

For 2002, the Partnership has budgeted approximately $87,000 of capital improvements, consisting primarily of structural improvements and floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $53,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of air conditioning unit upgrades, and floor covering and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The remaining mortgage indebtedness of approximately $11,493,000 requires monthly payments of principal and interest until the loans mature in March 2020, at which time they will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2012. Accordingly, the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  256           $ 3.87           $  511            $ 7.73
Refinancing
 Proceeds (1)              --               --            3,666             55.44
                       $  256           $ 3.87           $4,177            $63.17

(1)   From the May 2001 refinancing of the mortgage at Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,329.84 limited partnership units in the Partnership representing 66.86% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.86% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units:
(i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and
(ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    -----------------------
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                -----------------------
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.