Form 10KSB
period 2002-12-31
CENTURY PROPERTIES FUND XIV
filed 2003-03-31
CIK 278128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $6,059,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units (the "Units") aggregating $64,806,000. The net proceeds of this offering were used to purchase nineteen income-producing real estate properties, or interests therein. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership, which is engaged in the business of operating and holding real estate properties for investment, currently owns three residential apartment complexes, two in Nevada and one in Arizona. See "Item 2. Description of Properties" for a further description of the Partnership's properties.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services for the Partnership's investment properties.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                           Gross                                 Method
                          Carrying   Accumulated  Depreciable      Of         Federal
Property                   Value    Depreciation     Life     Depreciation   Tax Basis
                              (in thousands)                                    (in
                                                                             thousands)

Torrey Pines Village
  Apartments              $ 7,046      $ 4,389    5-30 years       SL         $ 2,217
St. Charleston Village
  Apartments               10,955        7,270    5-30 years       SL           3,338
Sun River Apartments       12,487        7,801    5-30 years       SL           2,209

         Total            $30,488      $19,460                                $ 7,764

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     2002          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Torrey Pines Village
  Apartments                $ 4,535       8.34%     20 years   03/01/20      $    --
St. Charleston
  Village Apartments          6,885       8.34%     20 years   03/01/20           --
Sun River Apartments          9,654       7.42%     20 years   06/01/21           --

  Total                     $21,074                                          $    --

(1) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000 for the year ended December 31, 2001. Loan costs associated with the previous mortgage were fully amortized.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2002            2001         2002        2001

Torrey Pines Village
   Apartments                     $7,432          $7,497         92%         93%
St. Charleston Village
   Apartments                      7,556           7,592         92%         94%
Sun River Apartments               7,592           7,943         86%         94%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                                 2002             2002
                                               Billing            Rate
                                            (in thousands)

Torrey Pines Village Apartments                  $ 90             3.27%
St. Charleston Village Apartments                 140             3.27%
Sun River Apartments                              149             1.18%

Capital Improvements

Torrey Pines Village Apartments

During the year ended December 31, 2002, the Partnership completed approximately $94,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of air conditioning unit upgrades, and floor covering and appliance replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $61,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

St. Charleston Village Apartments

During the year ended December 31, 2002, the Partnership completed approximately $163,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of structural improvements, major landscaping, air conditioning unit upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $94,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

During the year ended December 31, 2002, the Partnership completed approximately $258,000 of capital improvements at Sun River Apartments, consisting primarily of lighting and air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $100,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2003 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units. As of December 31, 2002, the number of holders of
Limited Partnership Units was 2,168, owning an aggregate of 64,806 units. Affiliates of the Managing General Partner owned 43,334.84 units or 66.87% at December 31, 2002. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/01 - 12/31/01              $4,461 (1)            $67.46
       01/01/02 - 12/31/02                 256 (2)              3.87

(1)   Consists  of   approximately   $795,000  of  cash  from   operations   and
      approximately $3,666,000 of cash from refinance proceeds of the mortgage encumbering Sun River Apartments.

(2)   Consists of approximately $256,000 of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,334.84 limited partnership units in the Partnership representing 66.87% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.87% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units:
(i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and
(ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $14,000 compared to net income of approximately $259,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to the decreases in occupancy, average rental rates and an increase in bad debt expense at all of the Partnership's investment properties, partially offset by reduced concessions at all three properties. Other income increased primarily due to increases in utility reimbursements, late charges, and lease cancellation fees at all of the Partnership's investment properties, partially offset by a decrease in cleaning and damage fees at St. Charleston Village Apartments and Torrey Pines Village Apartments and a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts.

The decrease in total expenses is due to decreases in both operating and general and administrative expenses, partially offset by increases in both depreciation and property tax expense. The decrease in operating expense is primarily due to decreases in maintenance expense as a result of an increase in the capitalization of certain direct and indirect costs, primarily payroll related costs (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies") and payroll related expenses at all of the Partnership's investment properties, and to a lesser extent, a decrease in management fees as a result of the decrease in rental income at Sun River Apartments and a decrease in insurance expense as a result of a decrease in the hazard insurance premium at St. Charleston Village Apartments and Torrey Pines Village Apartments. General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations for the comparable periods as allowed under the Partnership Agreement and to a decrease in professional expenses associated with the management of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement. Depreciation expense increased slightly due to property improvements and replacements being placed into service during the past twelve months. Property tax expense increased due to an increase in the assessed values at St. Charleston Village Apartments and Torrey Pines Village Apartments and an increase in the tax rate at Sun River Apartments. Interest expense remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $353,000, compared to approximately $382,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $29,000 is due to approximately $776,000 of cash used in financing activities and approximately $564,000 of cash used in investing activities, partially offset by approximately $1,311,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions paid to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $255,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized.

The remaining mortgage indebtedness of approximately $11,420,000 requires monthly payments of principal and interest until the loans mature in March 2020, at which time both loans will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2012. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $  256           $ 3.87           $  795            $12.02
Refinancing
 Proceeds (1)              --               --            3,666             55.44
                       $  256           $ 3.87           $4,461            $67.46

(1) From the May 2001 refinancing of the mortgage encumbering Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,334.84 limited partnership units in the Partnership representing 66.87% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.87% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units:
(i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and
(ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.


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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
         2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $   353
   Receivables and deposits                                                      102
   Other assets                                                                  491
   Investment properties (Notes C and E):
      Land                                                    $  2,288
      Buildings and personal property                           28,200
                                                                30,488
      Less accumulated depreciation                            (19,460)       11,028
                                                                            $ 11,974
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 64
   Tenant security deposit liabilities                                           137
   Accrued property taxes                                                         74
   Other liabilities                                                             369
   Mortgage notes payable (Note C)                                            21,074

Partners' Deficit
   General partners                                            $ (195)
   Limited partners (64,806 units
      issued and outstanding)                                   (9,549)       (9,744)
                                                                            $ 11,974

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2002         2001
Revenues:
  Rental income                                              $ 5,420      $ 5,880
  Other income                                                   639          489
      Total revenues                                           6,059        6,369

Expenses:
  Operating                                                    2,329        2,415
  General and administrative                                     333          410
  Depreciation                                                 1,278        1,198
  Interest                                                     1,729        1,727
  Property taxes                                                 376          360
      Total expenses                                           6,045        6,110

Net income (Note D)                                            $ 14        $ 259

Net income allocated to general partners (2%)                  $ --         $ 5
Net income allocated to limited partners (98%)                    14          254
                                                               $ 14        $ 259

Net income per limited partnership unit                       $ .22        $ 3.92

Distributions per limited partnership unit                    $ 3.87      $ 67.46

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners     Partners       Total

Original capital contributions        64,806        $ --        $64,806      $64,806

Partners' deficit at
   December 31, 2000                  64,806       $ (106)      $(5,194)     $(5,300)

Distributions to partners                 --          (89)       (4,372)      (4,461)

Net income for the year
   ended December 31, 2001                --            5           254          259

Partners' deficit at
   December 31, 2001                  64,806         (190)       (9,312)      (9,502)

Distributions to partners                 --           (5)         (251)        (256)

Net income for the year
   ended December 31, 2002                --           --            14           14

Partners' deficit at
   December 31, 2002                  64,806       $ (195)      $(9,549)     $(9,744)

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 14        $ 259
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 1,278        1,198
     Amortization of loan costs                                      42           38
     Bad debt expense                                               206           31
     Change in accounts:
      Receivables and deposits                                     (253)          15
      Other assets                                                    2           57
      Accounts payable                                               (9)          49
      Tenant security deposit liabilities                           (11)          (8)
      Accrued property taxes                                          4            5
      Other liabilities                                              38         (102)
        Net cash provided by operating activities                 1,311        1,542

Cash flows from investing activities:
  Property improvements and replacements                           (630)        (883)
  Net withdrawals from restricted escrows                            66          135
        Net cash used in investing activities                      (564)        (748)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (520)        (401)
   Repayment of mortgage note payable                                --       (6,037)
   Proceeds from mortgage note payable                               --       10,000
   Loan costs paid                                                   --         (249)
   Advance from affiliate                                            --           60
   Payments on advance from affiliate                                --          (60)
   Distributions to partners                                       (256)      (4,461)
        Net cash used in financing activities                      (776)      (1,148)

Net decrease in cash and cash equivalents                           (29)        (354)

Cash and cash equivalents at beginning of year                      382          736

Cash and cash equivalents at end of year                         $ 353        $ 382

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,691      $ 1,677
Supplemental disclosure of non cash activity:
   Property improvements and replacements in accounts
     payable                                                      $ --        $ 115

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $23,965,000 at December 31, 2002.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $234,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $68,000 in 2002 compared to 2001.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs: Advertising costs of approximately $121,000 in 2002 and $112,000 in 2001 were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs are amortized using the effective interest method over the lives of the related mortgage loans. At December 31, 2002, loan costs totaled approximately $505,000 and are included in other assets. At December 31, 2002, accumulated amortization is approximately $85,000. Amortization of loan costs for the year ended December 31, 2002 was approximately $42,000 and is included in interest expense. Amortization expense is expected to be $38,000 in 2003, $37,000 in 2004, $36,000 in 2005, $35,000 in 2006 and $33,000 in 2007.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. Effective April 1, 2002, the Partnership adopted SFAS No. 145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $318,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $166,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $28,000 and $88,000 in Partnership management fees are included in general and administrative expenses for the years ended December 31, 2002 and 2001, respectively.

In connection with the May 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the life of the mortgage.

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership $60,000 to fund operations at Sun River Apartments. This advance bore interest at the prime rate plus 2%. The
Partnership repaid this advance and the related accrued interest in December 2001 with cash from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,334.84 limited partnership units in the Partnership representing 66.87% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.87% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units:
(i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and
(ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2002       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)
Torrey Pines
  Village Apartments       $ 4,535       $ 41      8.34%    03/01/20        $ --
St. Charleston
  Village Apartments         6,885          63     8.34%    03/01/20           --
Sun River Apartments         9,654          80     7.42%    06/01/21           --
                           $21,074      $ 184                               $ --

The mortgage notes payable are non-recourse and secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On May 23, 2001, the Partnership refinanced the mortgage encumbering Sun River Apartments. The refinancing replaced indebtedness of approximately $6,037,000 with a new mortgage of $10,000,000. The mortgage was refinanced at a rate of 7.42% compared to a prior rate of 9.88%. Monthly payments of principal and interest are due until June 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $249,000 for the year ended December 31, 2001. Loan costs associated with the previous mortgage were fully amortized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                             2003                $ 563
                             2004                   609
                             2005                   659
                             2006                   714
                             2007                   772
                          Thereafter             17,757
                             Total              $21,074

Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2002 and 2001 (in thousands, except per unit data):

                                                     2002          2001
Net income as reported                            $    14        $   259
Add (deduct):
  Depreciation differences                            467            293
  Prepaid rent                                        135           (111)
  Other                                                99            (96)
  Federal taxable income                          $   715        $   345

Federal taxable income per limited
  partnership unit                                $ 10.82        $  5.23

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported $(9,744) Differences resulted from:
   Land and buildings                               (403)
   Accumulated depreciation                       (2,873)
   Syndication and distribution costs              6,749
   Other                                             325
Net liabilities - Federal tax basis              $(5,946)

Note E - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                            Buildings        Net Costs
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)

Torrey Pines Village
   Apartments                    $ 4,535         $ 460       $ 4,595          $ 1,991
St. Charleston Village
   Apartments                      6,885            751        7,322            2,882
Sun River Apartments               9,654          1,102        8,770            2,615

Total                            $21,074        $ 2,313      $20,687          $ 7,488

                   Gross Amount At Which
                          Carried
                    At December 31, 2002
                       (in thousands)


                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired    Life
                                             (in thousands)
Torrey Pines
  Village
  Apartments     $ 455     $ 6,591   $ 7,046    $ 4,389         1980      09/79   5-30 years
St. Charleston
  Village
  Apartments        743     10,212    10,955      7,270         1980      09/79   5-30 years
Sun River
  Apartments      1,090     11,397    12,487      7,801         1981      11/80   5-30 years

Total            $2,288    $28,200   $30,488    $19,460

Reconciliation of real estate and accumulated depreciation:

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $29,973          $28,975
    Property improvements                           515              998
Balance at end of year                          $30,488          $29,973

Accumulated Depreciation
Balance at beginning of year                    $18,182          $16,984
    Additions charged to expense                  1,278            1,198
Balance at end of year                          $19,460          $18,182

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $30,096,000 and $29,581,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $22,332,000 and $21,521,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The names of the director and executive officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the Managing General Partner received remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's limited partnership units, by the Managing General Partner's director and by the director and executive officers of the Managing General Partner as a group as of December 31, 2002.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.05          41.06%
  (an affiliate of AIMCO)
Insignia Properties LP (1)                      31.00           0.05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
Fox Capital Management Corp. (1)              100.00            0.15%
  (an affiliate of AIMCO)
AIMCO Properties LP (2)                     13,668.22          21.09%
  (an affiliate of AIMCO)

(1) Entities are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

(2) AIMCO Properties LP is ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $318,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $166,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $28,000 and $88,000 in Partnership management fees are included in general and administrative expenses for the years ended December 31, 2002 and 2001, respectively.

In connection with the May 2001 refinancing of Sun River Apartments, the Partnership paid approximately $100,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying consolidated balance sheet. The loan costs are being amortized over the life of the mortgage.

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership $60,000 to fund operations at Sun River Apartments. This advance bore interest at the prime rate plus 2%. The
Partnership repaid this advance and the related accrued interest in December 2001 with cash from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $74,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,334.84 limited partnership units in the Partnership representing 66.87% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.87% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units:
(i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and
(ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    CENTURY PROPERTIES FUND XIV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XIV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XIV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.