Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XIV
filed 2003-11-13
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 140
   Receivables and deposits                                                      79
   Other assets                                                                 626
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  28,518
                                                               30,806
      Less accumulated depreciation                           (20,445)       10,361
                                                                           $ 11,206
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 197
   Tenant security deposit liabilities                                          139
   Accrued property taxes                                                        98
   Other liabilities                                                            339
   Due to affiliates (Note B)                                                   119
   Mortgage notes payable                                                    20,656

Partners' Deficit
   General partners                                           $ (207)
   Limited partners (64,806 units issued and
      outstanding)                                            (10,135)      (10,342)
                                                                           $ 11,206


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2003        2002        2003        2002
Revenues:
  Rental income                            $ 1,312     $ 1,284     $ 3,749     $ 4,135
  Other income                                 185         171         486         461
    Total revenues                           1,497       1,455       4,235       4,596

Expenses:
  Operating                                    730         599       1,989       1,729
  General and administrative                    76          75         241         260
  Depreciation                                 325         315         985         955
  Interest                                     421         433       1,266       1,302
  Property taxes                                93          91         271         278
    Total expenses                           1,645       1,513       4,752       4,524

Net (loss) income                           $ (148)     $ (58)      $ (517)     $ 72

Net (loss) income allocated to
  general partners (2%)                      $ (3)       $ (1)      $ (10)       $ 1
Net (loss) income allocated to
  limited partners (98%)                      (145)        (57)       (507)         71
                                            $ (148)     $ (58)      $ (517)     $ 72
Net (loss) income per limited
  partnership unit                         $ (2.24)     $ (.88)    $ (7.82)    $ 1.10

Distributions per limited
  partnership unit                           $ --        $ --       $ 1.22     $ 3.87

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --      $ 64,806     $ 64,806

Partners' deficit at
   December 31, 2002                  64,806      $ (195)    $ (9,549)    $ (9,744)

Distribution to partners                  --          (2)         (79)         (81)

Net loss for the nine months
   ended September 30, 2003               --         (10)        (507)        (517)

Partners' deficit at
   September 30, 2003                 64,806      $ (207)    $(10,135)     $(10,342)


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2003      2002
Cash flows from operating activities:
  Net (loss) income                                              $ (517)      $ 72
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     985          955
   Amortization of loan costs                                        25           32
   Bad debt expense                                                 202          110
   Change in accounts:
      Receivables and deposits                                     (179)        (142)
      Other assets                                                 (160)         (85)
      Accounts payable                                              133          (18)
      Tenant security deposit liabilities                             2          (13)
      Accrued property taxes                                         24           38
      Due to affiliates                                              44           --
      Other liabilities                                             (30)          79
       Net cash provided by operating activities                    529        1,028

Cash flows from investing activities:
  Property improvements and replacements                           (318)        (432)
  Net withdrawals from restricted escrows                            --           66
       Net cash used in investing activities                       (318)        (366)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (418)        (387)
  Distributions to partners                                         (81)        (256)
  Advance from affiliate                                             75           --
       Net cash used in financing activities                       (424)        (643)

Net (decrease) increase in cash and cash equivalents               (213)          19

Cash and cash equivalents at beginning of period                    353          382

Cash and cash equivalents at end of period                       $ 140        $ 401

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,300      $ 1,272

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

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $211,000 and $235,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $132,000 and $131,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses. At September 30, 2003, approximately $42,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 and $28,000, respectively, in Partnership management fees, which were paid in connection with the distributions from operations, were paid during the nine months ended September 30, 2003 and 2002 and are included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $75,000 to fund property taxes at Sun River Apartments. This advance bears interest at the prime rate plus 2% (6.00% at September 30, 2003). Interest expense for the nine months ended September 30, 2003 was approximately $2,000. At September 30, 2003, the total outstanding loan and accrued interest due to affiliates of the Managing General Partner is approximately $77,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the nine months ended September 30, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      St. Charleston Village Apartments             90%        92%
        Las Vegas, Nevada
      Sun River Apartments                          79%        88%
        Tempe, Arizona
      Torrey Pines Village Apartments               89%        92%
        Las Vegas, Nevada

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to the slowdown in the economy in the Tempe area. The Managing General Partner attributes the decrease in occupancy at Torrey Pines Village Apartments to the slowdown in the economy in the Las Vegas area and increased competition as a result of lower home mortgage interest rates.

Results of Operations

The Partnership's net loss for the three months ended September 30, 2003 was approximately $148,000 compared to a net loss of approximately $58,000 for the three months ended September 30, 2002. The Partnership's net loss for the nine months ended September 30, 2003 was approximately $517,000 compared to net income of approximately $72,000 for the nine months ended September 30, 2002. The increase in net loss for the three months ended September 30, 2003 was due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net income for the nine months ended September 30, 2003 was due to a decrease in total revenues and an increase in total expenses.

The increase in total revenues for the three months ended September 30, 2003 is due to increases in both rental income and other income. The decrease in total revenues for the nine months ended September 30, 2003 is due to a decrease in rental income, partially offset by an increase in other income. Rental income increased for the three months ended September 30, 2003 primarily due to increases in occupancy at all of the Partnership's investment properties and an increase in the average rental rate at Sun River Apartments, partially offset by a decrease in the average rental rate at St. Charleston Village Apartments. Rental income decreased for the nine months ended September 30, 2003 primarily due to decreases in occupancy and average rental rates at all of the Partnership's properties and an increase in bad debt expense at St. Charleston Village Apartments and Torrey Pines Village Apartments. Other income increased for both periods primarily due to an increase in lease cancellation fees at all of the Partnership's properties, partially offset by a decrease in late charges at Sun River Apartments.

The increase in total expenses for both the three and nine months ended September 30, 2003 is due to increases in both operating and depreciation expense, partially offset by a decrease in interest expense. In addition, the increase in total expenses for the nine months ended September 30, 2003 was partially offset by a decrease in general and administrative expenses, which remained relatively constant for the three months ended September 30, 2003. Property tax expense remained relatively constant for the three and nine months ended September 30, 2003. The increase in operating expenses is primarily due to increases in contract maintenance expense and payroll related expenses at all of the Partnership's investment properties, an increase in utility expenses at Sun River Apartments and Torrey Pines Village Apartments, and an increase in advertising expense at Sun River Apartments, partially offset by a decrease in management fees at all of the Partnership's investment properties as a result of the decrease in rental income. Depreciation expense increased as a result of property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The decrease in interest expense is a result of scheduled principal payments which reduced the carrying balances of the mortgages encumbering the Partnership's properties.

General and administrative expenses decreased for the nine months ended September 30, 2003 primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations as allowed under the Partnership Agreement. Included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $140,000, compared to approximately $401,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $213,000 for the nine months ended September 30, 2003, from the Partnership's fiscal year ended December 31, 2002, is due to approximately $424,000 of cash used in financing activities and approximately $318,000 of cash used in investing activities, partially offset by approximately $529,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment properties and distributions to partners, partially offset by an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has approximately $75,000 outstanding under this line of credit at September 30, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

St. Charleston Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $138,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of roof replacement, structural upgrades, and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sun River Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $115,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning unit upgrades and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Torrey Pines Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $65,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of swimming pool upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $3,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,656,000 requires monthly payments of principal and interest until the loans mature with varying maturity dates between March 2020 and June 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 43,344.84 limited partnership units (the "Units") in the Partnership representing 66.88% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 21,461.16 Units for a purchase price of $41.86 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 66.88% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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


Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.