Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XIV
filed 2004-03-29
CIK 278128

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $5,676,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                           Gross                                 Method
                          Carrying   Accumulated  Depreciable      Of         Federal
Property                   Value    Depreciation     Life     Depreciation   Tax Basis
                              (in thousands)                                (in thousands)

Torrey Pines Village
  Apartments              $ 7,119      $ 4,664    5-30 years       SL         $ 2,077
St. Charleston Village
  Apartments               11,110        7,753    5-30 years       SL           3,182
Sun River Apartments       12,634        8,355    5-30 years       SL           2,095

         Total            $30,863      $20,772                                $ 7,354

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     2003          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Torrey Pines Village
  Apartments                $ 4,412       8.34%     20 years   03/01/20      $    --
St. Charleston
  Village Apartments          6,698       8.34%     20 years   03/01/20           --
Sun River Apartments          9,401       7.42%     20 years   06/01/21           --

  Total                     $20,511                                          $    --

(1) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2003            2002         2003        2002

Torrey Pines Village
   Apartments                     $7,426          $7,432         90%         92%
St. Charleston Village
   Apartments                      7,496           7,556         91%         92%
Sun River Apartments               7,466           7,592         81%         86%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                                 2003             2003
                                               Billing            Rate
                                            (in thousands)

Torrey Pines Village Apartments                  $ 91             3.30%
St. Charleston Village Apartments                 142             3.30%
Sun River Apartments                              135             1.21%

Capital Improvements

Torrey Pines Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $73,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of swimming pool upgrades and floor covering and appliance replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

St. Charleston Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $155,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of roof replacement, structural improvements, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately
$172,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sun River Apartments

During the year ended December 31, 2003, the Partnership completed approximately $147,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning upgrades, signage, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $184,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units (the "Units"). As of December 31, 2003, the number of holders of Units was 2,045 owning an aggregate of 64,806 Units. Affiliates of the Managing General Partner owned 44,723.05 units or 69.01% at December 31, 2003. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $   81           $ 1.22           $  256            $3.87

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,723.05 Units in the Partnership representing 69.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $688,000 compared to net income of approximately $14,000 for the year ended December 31, 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to the decreases in occupancy at all of the Partnership's properties and average rental rates at St. Charleston Village Apartments and Sun River Apartments, and increases in concessions at Sun River Apartments and bad debt expense at St. Charleston Village Apartments and Torrey Pines Village Apartments.

The increase in total expenses is due to increases in both operating and depreciation expense, partially offset by decreases in interest, property tax, and general and administrative expenses. The increase in operating expenses is primarily due to increases in contract maintenance expense at St. Charleston Village Apartments and Torrey Pines Village Apartments, payroll related expenses at all of the Partnership's investment properties, utility expenses at Sun River Apartments and Torrey Pines Village Apartments, and advertising expense at Sun River Apartments, partially offset by a decrease in management fees at all of the Partnership's investment properties as a result of the decrease in rental income. Depreciation expense increased as a result of property improvements and replacements placed into service at the Partnership's investment properties during the past twelve months. The decrease in interest expense is a result of scheduled principal payments which reduced the carrying balances of the mortgages encumbering the Partnership's properties. The decrease in property tax expense is primarily due to a decrease in the assessed value of Sun River Apartments.

General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees associated with distributions from operations as allowed under the Partnership Agreement, partially offset by an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the years ended December 31, 2003 and 2002.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $210,000, compared to approximately $353,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $143,000 is due to approximately $404,000 of cash used in financing activities and approximately $375,000 of cash used in investing activities, partially offset by approximately $636,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions paid to partners, partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $6,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $246,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the year ended December 31, 2002.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $468,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $20,511,000 requires monthly payments of principal and interest until the loans mature with varying maturity dates between March 2020 and June 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $   81           $ 1.22           $  256            $3.87

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,723.05 Units in the Partnership representing 69.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 210
   Receivables and deposits                                                       77
   Other assets                                                                  599
   Investment properties (Notes C and E):
      Land                                                    $ 2,288
      Buildings and related personal property                   28,575
                                                               30,863
      Less accumulated depreciation                            (20,772)       10,091
                                                                            $ 10,977
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 44
   Tenant security deposit liabilities                                           144
   Accrued property taxes                                                         67
   Other liabilities                                                             382
   Due to affiliates (Note B)                                                    342
   Mortgage notes payable (Note C)                                            20,511

Partners' Deficit
   General partners                                            $ (211)
   Limited partners (64,806 units
      issued and outstanding)                                  (10,302)      (10,513)
                                                                            $ 10,977


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2003         2002
Revenues:
  Rental income                                              $ 5,032      $ 5,420
  Other income                                                   644          639
      Total revenues                                           5,676        6,059

Expenses:
  Operating                                                    2,680        2,329
  General and administrative                                     320          333
  Depreciation                                                 1,312        1,278
  Interest                                                     1,686        1,729
  Property taxes                                                 366          376
      Total expenses                                           6,364        6,045

Net (loss) income (Note D)                                    $ (688)       $ 14

Net (loss) income allocated to general partners (2%)          $ (14)        $ --
Net (loss) income allocated to limited partners (98%)           (674)          14
                                                              $ (688)       $ 14

Net (loss) income per limited partnership unit               $(10.40)      $ .22

Distributions per limited partnership unit                    $ 1.22       $ 3.87


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners     Partners        Total

Original capital contributions        64,806        $ --       $ 64,806      $ 64,806

Partners' deficit at
  December 31, 2001                   64,806         (190)       (9,312)       (9,502)

Distributions to partners                 --           (5)         (251)         (256)

Net income for the year
   ended December 31, 2002                --           --            14            14

Partners' deficit at
   December 31, 2002                  64,806         (195)       (9,549)       (9,744)

Distributions to partners                 --           (2)          (79)          (81)

Net loss for the year
   ended December 31, 2003                --          (14)         (674)         (688)

Partners' deficit at
   December 31, 2003                  64,806       $ (211)     $(10,302)     $ (10,513)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (688)      $ 14
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,312        1,278
     Amortization of loan costs                                      35           42
     Bad debt expense                                               270          206
     Change in accounts:
      Receivables and deposits                                     (245)        (253)
      Other assets                                                 (143)           2
      Accounts payable                                              (20)          (9)
      Tenant security deposit liabilities                             7          (11)
      Accrued property taxes                                         (7)           4
      Due to affiliates                                             102           --
      Other liabilities                                              13           38
        Net cash provided by operating activities                   636        1,311

Cash flows from investing activities:
  Property improvements and replacements                           (375)        (630)
  Net withdrawals from restricted escrows                            --           66
        Net cash used in investing activities                      (375)        (564)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (563)        (520)
   Advances from affiliate                                          240           --
   Distributions to partners                                        (81)        (256)
        Net cash used in financing activities                      (404)        (776)

Net decrease in cash and cash equivalents                          (143)         (29)

Cash and cash equivalents at beginning of year                      353          382

Cash and cash equivalents at end of year                         $ 210        $ 353

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,649      $ 1,691

At December 31, 2001, approximately $115,000 of property improvements and replacements and accounts payable were adjusted for non-cash activity.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $23,194,000 at December 31, 2003.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $126,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties: Investment properties, which consist of three apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs: Advertising costs of approximately $164,000 in 2003 and $121,000 in 2002 were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs are amortized using the effective interest method over the lives of the related mortgage loans. At December 31, 2003, loan costs totaled approximately $505,000 and are included in other assets. At December 31, 2003, accumulated amortization is approximately $120,000. Amortization of loan costs for the years ended December 31, 2003 and 2002 was approximately $35,000 and $42,000, respectively, and is included in interest expense. Amortization expense is expected to be $37,000 in 2004, $36,000 in 2005, $35,000 in 2006,
$33,000 in 2007 and $32,000 in 2008.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $300,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $185,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. At December 31, 2003, approximately $96,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 and $28,000, respectively, in Partnership management fees, which were paid in connection with the distributions from operations, were paid during the years ended December 31, 2003 and 2002 and are included in general and administrative expenses.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $6,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $246,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,723.05 limited partnership units ("the Units") in the Partnership representing 69.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2003       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)
Torrey Pines
  Village Apartments       $ 4,412       $ 41      8.34%    03/01/20        $ --
St. Charleston
  Village Apartments         6,698          63     8.34%    03/01/20           --
Sun River Apartments         9,401          80     7.42%    06/01/21           --
                           $20,511      $ 184                               $ --

The mortgage notes payable are non-recourse and secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. All mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                             2004                $ 609
                             2005                   659
                             2006                   714
                             2007                   772
                             2008                   836
                          Thereafter             16,921
                             Total              $20,511

Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                                     2003          2002
Net (loss) income as reported                     $  (688)       $    14
Add (deduct):
  Depreciation differences                            528            467
  Prepaid rent                                       (123)           135
  Other                                                 6             99
  Federal taxable (loss) income                   $  (277)       $   715

Federal taxable (loss) income per limited
  partnership unit                                $ (4.20)       $ 10.82

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                      $(10,513)

Differences resulted from:
   Land and buildings                                (393)
   Accumulated depreciation                        (2,344)
   Syndication and distribution costs               6,749
   Other                                              196
Net liabilities - Federal tax basis               $(6,305)

Note E - Investment Properties and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                            Buildings         Net Cost
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)

Torrey Pines Village
   Apartments                    $ 4,412         $ 460       $ 4,595          $ 2,064
St. Charleston Village
   Apartments                      6,698            751        7,322            3,037
Sun River Apartments               9,401          1,102        8,770            2,762

Total                            $20,511        $ 2,313      $20,687          $ 7,863


                   Gross Amount At Which
                          Carried
                   At December 31, 2003
                      (in thousands)


                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired    Life
                                             (in thousands)
Torrey Pines
  Village
  Apartments     $ 455     $ 6,664   $ 7,119    $ 4,664         1980      09/79   5-30 years
St. Charleston
  Village
  Apartments        743     10,367    11,110      7,753         1980      09/79   5-30 years
Sun River
  Apartments      1,090     11,544    12,634      8,355         1981      11/80   5-30 years
Total            $2,288    $28,575   $30,863    $20,772


Reconciliation of investment properties and accumulated depreciation:

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $30,488          $29,973
    Property improvements                           375              515
Balance at end of year                          $30,863          $30,488

Accumulated Depreciation
Balance at beginning of year                    $19,460          $18,182
    Additions charged to expense                  1,312            1,278
Balance at end of year                          $20,772          $19,460

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $30,470,000 and $30,096,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $23,116,000 and $22,332,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names of the directors and officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the Managing General Partner received remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the "Units") of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's Units, by the Managing General Partner's directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2003.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.05          41.06%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P. (formerly known as
   Insignia Properties L.P.) (1)                31.00           0.05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
Fox Capital Management Corp. (1)              100.00            0.15%
  (an affiliate of AIMCO)
AIMCO Properties, L.P. (2)                  15,056.43          23.23%
  (an affiliate of AIMCO)

(1) Entities are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

(2) AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $300,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $185,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial
Statements". At December 31, 2003, approximately $96,000 was owed to an affiliate of for unpaid reimbursements and this amount is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements".

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 and $28,000, respectively, in Partnership management fees, which were paid in connection with the distributions from operations, were paid during the years ended December 31, 2003 and 2002 and are included in general and administrative expenses on the consolidated statement of operations included in "Item 7. Financial Statements".

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense for the year ended December 31, 2003 was approximately $6,000. At December 31, 2003, the total outstanding loans and accrued interest due to affiliates of the Managing General Partner is approximately $246,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". There were no such loans advanced to the Partnership during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $80,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,723.05 Units in the Partnership representing 69.01% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $45,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $10,000 and $13,000, respectively.

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
I, Martha L. Long, certify that:

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


Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Fox Capital
                                    Management Corporation, equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.