Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XIV
filed 2004-05-13
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 235
   Receivables and deposits                                                      93
   Other assets                                                                 700
   Investment properties:
      Land                                                   $ 2,288
      Buildings and related personal property                  28,647
                                                              30,935
      Less accumulated depreciation                           (21,101)        9,834
                                                                           $ 10,862
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 95
   Tenant security deposit liabilities                                          147
   Accrued property taxes                                                       101
   Other liabilities                                                            372
   Due to affiliates (Note B)                                                   337
   Mortgage notes payable                                                    20,363

Partners' Deficit
   General partners                                           $ (212)
   Limited partners (64,806 units issued and
      outstanding)                                            (10,341)      (10,553)
                                                                           $ 10,862

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                             2004            2003
Revenues:
   Rental income                                            $1,342          $1,193
   Other income                                                154             161
      Total revenues                                         1,496           1,354

Expenses:
   Operating                                                   621             574
   General and administrative                                   73              89
   Depreciation                                                329             327
   Interest                                                    419             426
   Property taxes                                               94              90
      Total expenses                                         1,536           1,506

Net loss                                                     $ (40)         $ (152)

Net loss allocated to general partners (2%)                  $ (1)           $ (3)

Net loss allocated to limited partners (98%)                   (39)           (149)

                                                             $ (40)         $ (152)

Net loss per limited partnership unit                       $(0.60)         $(2.30)

Distribution per limited partnership unit                    $ --           $ 1.22


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2003                  64,806      $ (211)    $(10,302)    $(10,513)

Net loss for the three months
   ended March 31, 2004                   --          (1)         (39)         (40)

Partners' deficit at
   March 31, 2004                     64,806      $ (212)    $(10,341)    $(10,553)


         See Accompanying Notes to Consolidated Financial Statements



                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)





                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net loss                                                        $ (40)       $ (152)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                    329          327
     Amortization of loan costs                                        9           10
     Bad debt expense                                                 46           75
     Change in accounts:
      Receivables and deposits                                       (62)         (34)
      Other assets                                                  (110)         (55)
      Accounts payable                                                51          (10)
      Tenant security deposit liabilities                              3           (8)
      Accrued property taxes                                          34           33
      Due to affiliates                                               32           --
      Other liabilities                                              (10)         (32)
        Net cash provided by operating activities                    282          154

Cash flows used in investing activities:
  Property improvements and replacements                             (72)         (81)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (148)        (137)
  Payments on advances from affiliate                                (37)          --
  Distribution to partners                                            --          (81)
        Net cash used in financing activities                       (185)        (218)

Net increase (decrease) in cash and cash equivalents                  25         (145)

Cash and cash equivalents at beginning of period                     210          353

Cash and cash equivalents at end of period                        $ 235        $ 208

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 410        $ 416

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 for both the three months ended March 31, 2004 and 2003, which is included in operating expenses.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $45,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses. At March 31, 2004, approximately $128,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 in Partnership management fees which were earned in connection with the distribution from operations were paid during the three months ended March 31, 2003 and are included in general and administrative expenses. No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense for the three months ended March 31, 2004 was approximately $3,000. During the three months ended March 31, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At March 31, 2004, the total outstanding advances and accrued interest are approximately $209,000 and are included in due to affiliates. There were no such loans advanced to the Partnership during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $53,000. The Partnership was charged approximately $80,000 for 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      St. Charleston Village Apartments (1)         96%        87%
        Las Vegas, Nevada
      Sun River Apartments (2)                      86%        74%
        Tempe, Arizona
      Torrey Pines Village Apartments (1)           96%        88%
        Las Vegas, Nevada

(1) The Managing General Partner attributes the increases in occupancy at St. Charleston Village Apartments and Torrey Pines Village Apartments to increased marketing efforts and competitive pricing.

(2) The Managing General Partner attributes the increase in occupancy at Sun River Apartments to competitive pricing efforts.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $40,000, compared to net loss of approximately $152,000 for the three months ended March 31, 2003. The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is primarily due to the increase in occupancy at all of the Partnership's investment properties and a decrease in bad debt expense at St. Charleston Village Apartments and Torrey Pines Village Apartments, partially offset by a decrease in average rental rates at all of the properties. The decrease in other income is primarily due to a decrease in tenant reimbursements at St. Charleston Village Apartments and Sun River Apartments.

The increase in total expenses is due to an increase in operating expenses, partially offset by decreases in both interest and general and administrative expenses. Both depreciation and property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in contract maintenance expense at all of the Partnership's investment properties, partially offset by a decrease in advertising expense at Sun River Apartments. The decrease in interest expense is a result of scheduled principal payments which reduced the carrying balances of the mortgages encumbering the Partnership's investment properties. General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees associated with the distributions from operations as allowed under the Partnership Agreement. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $235,000, compared to approximately $208,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $25,000 for the three months ended March 31, 2004, from the Partnership's fiscal year ended December 31, 2003, is due to approximately $282,000 of cash provided by operating activities, partially offset by approximately $185,000 of cash used in financing activities and approximately $72,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense for the three months ended March 31, 2004 was approximately $3,000. During the three months ended March 31, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At March 31, 2004, the total outstanding advances and accrued interest is approximately $209,000 and is included in due to affiliates. There were no such loans advanced to the Partnership during the three months ended March 31, 2003.

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

St. Charleston Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $30,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of structural improvements, HVAC upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $142,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sun River Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $28,000 of capital improvements at Sun River Apartments, consisting primarily of signage, office computers, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $156,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Torrey Pines Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $14,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of HVAC upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $99,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $20,363,000 requires monthly payments of principal and interest until the loans mature with varying maturity dates between March 2020 and June 2021, at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations             $   --           $   --           $   81            $ 1.22

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,843.05 limited partnership units (the "Units") in the Partnership representing 69.20% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.20% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                   Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Fox Capital
                                    Management Corporation, equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.