Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XIV
filed 2004-08-13
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $  254
   Receivables and deposits                                                     102
   Other assets                                                                 430
   Investment property:
      Land                                                   $  1,090
      Buildings and related personal property                  11,594
                                                               12,684
      Less accumulated depreciation                            (8,636)        4,048
   Assets held for sale                                                       5,668
                                                                           $ 10,502
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 87
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        69
   Other liabilities                                                            268
   Due to affiliates (Note B)                                                   349
   Mortgage note payable                                                      9,267
   Liabilities related to assets held for sale                               11,114

Partners' Deficit
   General partners                                           $ (215)
   Limited partners (64,806 units issued and
      outstanding)                                            (10,482)      (10,697)
                                                                           $ 10,502

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2004        2003        2004        2003
                                                      (Restated)
                                                                              (Restated)
Revenues:
  Rental income                           $   449     $   426     $   920     $   839
  Other income                                 49          53         109         107
    Total revenues                            498         479       1,029         946

Expenses:
  Operating                                   234         259         462         476
  General and administrative                   76          76         149         165
  Depreciation                                141         140         281         278
  Interest                                    182         180         366         364
  Property taxes                               34          32          68          65
    Total expenses                            667         687       1,326       1,348

Loss from continuing operations           $  (169)    $  (208)    $  (297)    $  (402)

Income (loss) from discontinued
  operations (Note A)                          25          (9)        113          33
Net loss                                  $  (144)    $  (217)    $  (184)    $  (369)

Net loss allocated to general
  partners (2%)                           $    (3)    $    (4)    $    (4)    $    (7)
Net loss allocated to limited
  partners (98%)                             (141)       (213)       (180)       (362)
                                          $  (144)    $  (217)    $  (184)    $  (369)
Per limited partnership unit:
  Loss from continuing operations         $ (2.57)    $ (3.15)    $ (4.49)    $ (6.08)
 Income (loss) from discontinued
  operations                                 0.39       (0.14)       1.71        0.49
  Net loss                                $ (2.18)    $ (3.29)    $ (2.78)    $ (5.59)
Distribution per limited
  partnership unit                        $    --     $    --     $    --     $  1.22

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --      $ 64,806     $ 64,806

Partners' deficit at
   December 31, 2003                  64,806      $ (211)    $(10,302)    $(10,513)

Net loss for the six months
   ended June 30, 2004                    --          (4)        (180)        (184)

Partners' deficit at
   June 30, 2004                      64,806      $ (215)    $(10,482)     $(10,697)


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (184)     $ (369)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     662          660
   Amortization of loan costs                                        18           16
   Bad debt expense                                                  90          124
   Change in accounts:
      Receivables and deposits                                     (115)         (87)
      Other assets                                                  (10)         (95)
      Accounts payable                                               43           67
      Tenant security deposit liabilities                            (7)          (4)
      Accrued property taxes                                          2           (9)
      Due to affiliates                                              44            1
      Other liabilities                                             (37)         (12)
       Net cash provided by operating activities                    506          292

Cash flows used in investing activities:
  Property improvements and replacements                           (126)        (239)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (299)        (276)
  Advances from affiliate                                            --          75
  Payments on advances from affiliate                               (37)         --
  Distribution to partners                                           --          (81)
       Net cash used in financing activities                       (336)        (282)

Net increase (decrease) in cash and cash equivalents                 44         (229)

Cash and cash equivalents at beginning of period                    210          353

Cash and cash equivalents at end of period                       $ 254        $ 124

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 815        $ 830

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner and the general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership has entered into separate contracts to sell St. Charleston Village Apartments and Torrey Pines Village Apartments at a sale price of approximately $14,355,000 and $8,915,000, respectively, to a third party during the third quarter of 2004. In accordance with SFAS No. 144, the assets and liabilities of both properties have been classified as held for sale at June 30, 2004 on the accompanying consolidated balance sheet.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $145,000 and $139,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $89,000 and $90,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses. At June 30, 2004, approximately $137,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 in Partnership management fees which were earned in connection with the distribution from operations were paid during the six months ended June 30, 2003 and are included in general and administrative expenses. No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2004.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense for the six months ended June 30, 2004 and 2003 was approximately $7,000 and $1,000, respectively. During the six months ended June 30, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At June 30, 2004, the total outstanding advances and accrued interest are approximately $212,000 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $53,000 and $80,000 for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three residential apartment complexes, two of which are classified as held for sale at June 30, 2004 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Sun River Apartments                          83%        77%
        Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to increased resident retention and competitive pricing efforts.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $144,000 and $184,000, respectively, as compared to approximately $217,000 and $369,000 for the three and six months ended June 30, 2003. The Partnership has entered into separate contracts to sell St. Charleston Village Apartments and Torrey Pines Village Apartments to a third party during the third quarter of 2004. In accordance with SFAS No. 144, the assets and liabilities of the properties have been classified as held for sale at June 30, 2004 and the operations of the properties, income of approximately $25,000 and $113,000 for the three and six months ended June 30, 2004, respectively, and (loss) income of approximately ($9,000) and $33,000 for the three and six months ended June 30, 2003, respectively, are shown as income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $951,000 and $1,916,000 for the three and six months ended June 30, 2004, respectively, and approximately $905,000 and $1,792,000 for the three and six months ended June 30, 2003, respectively.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $169,000 and $297,000, respectively, compared to loss from continuing operations of approximately $208,000 and $402,000 for the three and six months ended June 30, 2003, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2004 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both periods is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to the increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership's remaining investment property.

The decrease in total expenses for the three months ended June 30, 2004 is due to a decrease in operating expenses. The decrease in total expenses for the six months ended June 30, 2004 is due to decreases in both operating and general and administrative expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2004. Depreciation, interest, and property tax expense remained relatively constant for both the three and six months ended June 30, 2004. The decrease in operating expenses for both periods is primarily due to a decrease in advertising expense, partially offset by an increase in maintenance expense, at the Partnership's remaining investment property. General and administrative expenses decreased for the six months ended June 30, 2004 primarily due to a decrease in the payment of Partnership management fees associated with the distributions from operations as allowed under the Partnership Agreement and a decrease in professional expenses associated with the administration of the Partnership. Included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $254,000, compared to approximately $124,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $44,000 for the six months ended June 30, 2004, from December 31, 2003, is due to approximately $506,000 of cash provided by operating activities, partially offset by approximately $336,000 of cash used in financing activities and approximately $126,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.00% at June 30, 2004). Interest expense for the six months ended June 30, 2004 and 2003 was approximately $7,000 and $1,000, respectively. During the six months ended June 30, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At June 30, 2004, the total outstanding advances and accrued interest are approximately $212,000 and are included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

St. Charleston Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $46,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operations. The Partnership has entered into a contract to sell St. Charleston Village Apartments to a third party during the third quarter of 2004.

Sun River Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $50,000 of capital improvements at Sun River Apartments, consisting primarily of fitness equipment and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $134,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Torrey Pines Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $30,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership has entered into a contract to sell Torrey Pines Village Apartments to a third party during the third quarter of 2004.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sun River Apartments of approximately $9,267,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,858.05 limited partnership units (the "Units") in the Partnership representing 69.22% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.22% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 12, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004
                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox
                                    Capital Management
                                    Corporation, equivalent of
                                    the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.