Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XIV
filed 2004-11-15
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identificationn No.)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $  193
   Receivables and deposits                                                      82
   Other assets                                                                 435
   Investment property:
      Land                                                   $ 1,090
      Buildings and related personal property                  11,642
                                                               12,732
      Less accumulated depreciation                            (8,772)        3,960
   Assets held for sale                                                       5,779
                                                                           $ 10,449
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 96
   Tenant security deposit liabilities                                           43
   Accrued property taxes                                                       103
   Other liabilities                                                            273
   Due to affiliates (Note B)                                                   358
   Mortgage note payable                                                      9,198
   Liabilities related to assets held for sale                               11,025

Partners' Deficit
   General partners                                           $ (214)
   Limited partners (64,806 units issued and
      outstanding)                                            (10,433)      (10,647)
                                                                           $ 10,449

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             2004        2003        2004         2003
                                                      (Restated)               (Restated)
Revenues:
  Rental income                           $   471     $   488      $ 1,391    $ 1,327
  Other income                                 58          73          167        180
    Total revenues                            529         561        1,558      1,507

Expenses:
  Operating                                   269         252          731        728
  General and administrative                   74          76          223        241
  Depreciation                                136         138          417        416
  Interest                                    181         182          547        546
  Property taxes                               35          32          103         97
    Total expenses                            695         680        2,021      2,028

Loss from continuing operations              (166)       (119)        (463)      (521)

Income (loss) from discontinued
  operations (Note A)                         216         (29)         329          4
Net income (loss)                         $    50     $  (148)     $  (134)   $  (517)

Net income (loss) allocated to
  general partners (2%)                   $     1     $    (3)     $    (3)   $   (10)
Net income (loss) allocated to
  limited partners (98%)                       49        (145)        (131)      (507)
                                          $    50     $  (148)     $  (134)   $  (517)
Per limited partnership unit:
  Loss from continuing operations         $ (2.52)    $ (1.81)     $ (7.00)   $ (7.88)
 Income (loss) from discontinued
  operations                                 3.28       (0.43)        4.98       0.06
  Net income (loss)                       $  0.76     $ (2.24)     $ (2.02)   $ (7.82)
Distribution per limited
  partnership unit                        $    --     $    --      $    --    $  1.22

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --      $ 64,806     $ 64,806

Partners' deficit at
   December 31, 2003                  64,806      $ (211)    $(10,302)    $(10,513)

Net loss for the nine months
   ended September 30, 2004               --          (3)        (131)        (134)

Partners' deficit at
   September 30, 2004                 64,806      $ (214)    $(10,433)     $(10,647)


         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (134)     $ (517)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     799          985
   Amortization of loan costs                                        30           25
   Bad debt expense                                                 167          202
   Change in accounts:
      Receivables and deposits                                     (172)        (179)
      Other assets                                                  (82)        (160)
      Accounts payable                                               52          133
      Tenant security deposit liabilities                           (12)           2
      Accrued property taxes                                         36           24
      Due to affiliates                                              61           44
      Other liabilities                                             (33)         (30)
       Net cash provided by operating activities                    712          529

Cash flows used in investing activities:
  Property improvements and replacements                           (231)        (318)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (453)        (418)
  Distributions to partners                                          --          (81)
  Advances from affiliate                                            --           75
  Payments on advances from affiliate                               (45)          --
       Net cash used in financing activities                       (498)        (424)

Net decrease in cash and cash equivalents                           (17)        (213)

Cash and cash equivalents at beginning of period                    210          353

Cash and cash equivalents at end of period                       $ 193        $ 140

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,216      $ 1,300

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner and the general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership sold St. Charleston Village Apartments and Torrey Pines Village Apartments at a sale price of approximately $14,355,000 and $8,915,000, respectively, to a third party on November 1, 2004. In accordance with SFAS No. 144, the assets and liabilities of both properties have been classified as held for sale at September 30, 2004 on the accompanying consolidated balance sheet.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $217,000 and $211,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses and income
(loss) from discontinued operations.

An affiliate of the Managing General Partner was eligible to receive reimbursement of accountable administrative expenses amounting to approximately $134,000 and $132,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses. At September 30, 2004, approximately $153,000 was owed to an affiliate for unpaid reimbursements and this amount is included in due to affiliates. These reimbursements were repaid subsequent to September 30, 2004 from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 in Partnership management fees which were earned in connection with the distribution from operations were paid during the nine months ended September 30, 2003 and are included in general and administrative expenses. No such fees were earned or paid to the Managing General Partner during the nine months ended September 30, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense for the nine months ended September 30, 2004 and 2003 was approximately $9,000 and $2,000, respectively. During the nine months ended September 30, 2004, the Partnership made payments of principal and accrued interest of approximately $45,000 and $5,000, respectively, to an affiliate of the Managing General Partner. At September 30, 2004, the total outstanding advances and accrued interest are approximately $205,000 and are included in due to affiliates. These advances were repaid subsequent to September 30, 2004 from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $88,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call".

Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note D - Subsequent Events

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,301,000 after the payment of closing costs of approximately $524,000 and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners. As a result of the sale, the Partnership expects to record a gain of approximately $10,410,000 and a loss on the early extinguishment of debt of approximately $94,000 during the fourth quarter of 2004.

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,289,000 after the payment of closing costs of approximately $325,000 and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners. As a result of the sale, the Partnership expects to record a gain of approximately $6,093,000 and a loss on the early extinguishment of debt of approximately $76,000 during the fourth quarter of 2004.

The operations of the properties, income of approximately $216,000 and $329,000 for the three and nine months ended September 30, 2004, respectively, and (loss) income of approximately ($29,000) and $4,000 for the three and nine months ended September 30, 2003, respectively, are shown as income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $965,000 and $2,881,000 for the three and nine months ended September 30, 2004, respectively, and approximately $936,000 and $2,728,000 for the three and nine months ended September 30, 2003, respectively.

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

The Partnership's investment properties consist of three residential apartment complexes, two of which are classified as held for sale at September 30, 2004 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Sun River Apartments                          84%        79%
        Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to increased resident retention and competitive pricing efforts.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's operating results for the three and nine months ended September 30, 2004 was net income of approximately $50,000 and net loss of approximately $134,000, respectively, as compared to net loss of approximately $148,000 and $517,000, respectively, for the three and nine months ended September 30, 2003. The Partnership sold St. Charleston Village Apartments and Torrey Pines Village Apartments to a third party on November 1, 2004. In accordance with SFAS No. 144, the assets and liabilities of the properties have been classified as held for sale at September 30, 2004 and the operations of the properties, income of approximately $216,000 and $329,000 for the three and nine months ended September 30, 2004, respectively, and (loss) income of approximately ($29,000) and $4,000 for the three and nine months ended September 30, 2003, respectively, are shown as income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $965,000 and $2,881,000 for the three and nine months ended September 30, 2004, respectively, and approximately $936,000 and $2,728,000 for the three and nine months ended September 30, 2003, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $166,000 and $463,000, respectively, compared to loss from continuing operations of approximately $119,000 and $521,000 for the three and nine months ended September 30, 2003, respectively. The increase in loss from continuing operations for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to an increase in total revenues and a decrease in total expenses. The decrease in total revenues for the three months ended September 30, 2004 is due to decreases in both rental and other income. The increase in total revenues for the nine months ended September 30, 2004 is due to an increase in rental income, partially offset by a decrease in other income. The decrease in rental income for the three months ended September 30, 2004 is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at Sun River Apartments. The increase in rental income for the nine months ended September 30, 2004 is primarily due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership's remaining investment property. The decrease in other income for both the three and nine months ended September 30, 2004 is primarily due to a decrease in lease cancellation fees at Sun River Apartments.

The increase in total expenses for the three months ended September 30, 2004 is due to an increase in operating expenses. Depreciation, interest, property tax, and general and administrative expenses remained relatively constant for the three months ended September 30, 2004. The decrease in total expenses for the nine months ended September 30, 2004 is due to a decrease in general and administrative expenses, partially offset by an increase in property tax expense. Operating, depreciation, and interest expenses remained relatively constant for the nine months ended September 30, 2004. The increase in operating expenses for the three months ended September 30, 2004 is primarily due to increases in contract maintenance and payroll related expenses, partially offset by a decrease in advertising expense at the Partnership's remaining investment property. The increase in property tax expense for the nine months ended September 30, 2004 is primarily due to an increase in the tax rate at Sun River Apartments. General and administrative expenses decreased for the nine months ended September 30, 2004 primarily due to a decrease in the payment of Partnership management fees associated with the distributions from operations as allowed under the Partnership Agreement and a decrease in professional expenses associated with the administration of the Partnership. Included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $193,000, compared to approximately $140,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $17,000 for the nine months ended September 30, 2004, from December 31, 2003, is due to approximately $498,000 of cash used in financing activities and approximately $231,000 of cash used in investing activities, partially offset by approximately $712,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and payments on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operating expenses at Sun River Apartments. These advances bear interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense for the nine months ended September 30, 2004 and 2003 was approximately $9,000 and $2,000, respectively. During the nine months ended September 30, 2004, the Partnership made payments of principal and accrued interest of approximately $45,000 and $5,000, respectively, to an affiliate of the Managing General Partner. At September 30, 2004, the total outstanding advances and accrued interest are approximately $205,000 and are included in due to affiliates. These advances were repaid subsequent to September 30, 2004 from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Sun River Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $98,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning unit upgrades, fitness equipment, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $86,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

St. Charleston Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $84,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of structural upgrades, HVAC upgrades, and roof and floor covering replacements. These improvements were funded from operations. The Partnership sold St. Charleston Village Apartments to a third party on November 1, 2004.

Torrey Pines Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $49,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operations. The Partnership sold Torrey Pines Village Apartments to a third party on November 1, 2004.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sun River Apartments of approximately $9,198,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


               Nine Months Ended    Per Limited     Nine Months Ended     Per Limited
                 September 30,      Partnership       September 30,       Partnership
                     2004               Unit               2003              Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,868.05 limited partnership units (the "Units") in the Partnership representing 69.23% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.23% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the limited partnership units, is required to vote its units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index.

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


                                    Date: November 12, 2004

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

      10.4 Multifamily Note dated May 23, 2001 between Century Sun River, L.P., an Arizona limited partnership, and Lend Lease Mortgage Capital, L.P., a Texas limited partnership. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

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


Date: November 12, 2004

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

Date: November 12, 2004
                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.