Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XIV
filed 2005-03-25
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $2,123,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units (the "Units") aggregating $64,806,000. The net proceeds of this offering were used to purchase nineteen income-producing real estate properties, or interests therein. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership, which is engaged in the business of operating and holding real estate properties for investment, currently owns one residential apartment complex in Arizona. The Partnership sold two investment properties, Torrey Pines Village Apartments and St. Charleston Village Apartments, to a third party during the year ended December 31, 2004. See "Item 2. Description of Property" for a further description of the Partnership's remaining property.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provides property management services for the Partnership's investment property.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                       Date of
Property                              Purchase       Type of Ownership          Use

Sun River Apartments                    11/80    Fee ownership subject     Apartment
  Tempe, Arizona                                 to a first mortgage.      334 units

The property is held by a limited partnership in which the Partnership ultimately owns a 100% interest.

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,164,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $10,445,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $94,000 due to the write-off of unamortized loan costs.

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,205,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $6,113,00 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $76,000 due to the write-off of unamortized loan costs.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

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

Sun River Apartments      $12,765      $ 8,906    5-30 years       SL         $ 1,987

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
Property                     2004          Rate     Amortized    Date     Maturity (1)
                        (in thousands)                                   (in thousands)

Sun River Apartments        $ 9,128       7.42%     20 years   06/01/21           --


(1) See "Note C - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the fixed rate loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the property are as follows:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2004            2003         2004        2003

Sun River Apartments              $6,924          $7,052         86%         81%

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to competitive pricing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other properties in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No individual residential property tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2004 for the property were as follows:

                                                 2004             2004
                                               Billing            Rate
                                            (in thousands)

Sun River Apartments                             $128             1.16%

Capital Improvements

Sun River Apartments

During the year ended December 31, 2004, the Partnership completed approximately $131,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning unit upgrades, fitness equipment and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

St. Charleston Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $104,000 of capital improvements at St. Charleston Village Apartments, consisting primarily of structural upgrades, HVAC upgrades, and roof and floor covering replacements. These improvements were funded from operations. The Partnership sold St. Charleston Village Apartments to a third party on November 1, 2004.

Torrey Pines Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $52,000 of capital improvements at Torrey Pines Village Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operations. The Partnership sold Torrey Pines Village Apartments to a third party on November 1, 2004.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units (the "Units"). As of December 31, 2004, the number of holders of Units was 2,038 owning an aggregate of 64,806 Units. Affiliates of the Managing General Partner owned 44,878.05 units or 69.25% at December 31, 2004. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations            $    --           $    --          $   81            $1.22
Sale (1)              10,401            157.28              --               --
                     $10,401           $157.28           $  81            $1.22

(1) From the sales of Torrey Pines Village Apartments and St. Charleston Village Apartments on November 1, 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,878.05 Units in the Partnership representing 69.25% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 19,927.95 Units at a price of $16.23 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.25% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $16,090,000 as compared to a net loss of approximately $688,000 for the year ended December 31, 2003. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the consolidated statement of operations for the year ended December 31, 2003 has been restated as of January 1, 2003 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income from discontinued operations due to the sale of the properties in November 2004.

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,164,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $10,445,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $94,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs, which is included in income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,205,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $6,113,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $76,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs, which is included in income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

The operations of the properties, income of approximately $126,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively, are shown as income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". Also included in income from discontinued operations are revenues of approximately $3,171,000 and $3,650,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership's loss from continuing operations was approximately $594,000 for the year ended December 31, 2004 as compared to a loss from continuing operations of approximately $715,000 for the year ended December 31, 2003. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership's remaining investment property. The decrease in other income is primarily due to a decrease in lease cancellation fees at Sun River Apartments.

The decrease in total expenses is due to decreases in general and administrative, interest and property tax expenses, partially offset by an increase in operating expenses. Depreciation expense remained relatively constant for the comparable periods. The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan. The decrease in property tax expense is due to a decrease in the tax rate at Sun River Apartments. Operating expenses increased primarily due to increases in maintenance, credit collection, payroll and related expenses, insurance expense as a result of a higher hazard insurance premium, and property management  fees as a result  of the  increase  in  rental  income  at Sun River
Apartments, partially offset by a decrease in advertising expense at the property. General and administrative expenses decreased primarily due to decreases in the payment of Partnership management fees associated with the distributions from operations as allowed under the Partnership Agreement, the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and audit fees. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included in general and administrative expenses for the years ended December 31, 2004 and 2003.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $492,000 compared to approximately $210,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $282,000 is due to approximately $11,082,000 of cash provided by investing activities and approximately $393,000 of cash provided by operating activities, partially offset by approximately $11,193,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments in November 2004, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, payments on advances from an affiliate of the Managing General Partner, and payments of principal on the mortgages encumbering the Partnerships investment properties, partially offset by an advance from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $75,000 and $240,000, respectively, to fund property taxes and operating expenses at Sun River Apartments. These advances bore interest at the prime rate plus 2%. Interest expense for the years ended December 31, 2004 and 2003 was approximately $12,000 and $6,000, respectively. During the year ended December 31, 2004, the Partnership made payments of principal and accrued interest of approximately $315,000 and $18,000, respectively, to an affiliate of the Managing General Partner from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments. At December 31, 2004, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sun River Apartments of approximately $9,128,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations            $    --           $    --          $   81            $1.22
Sale (1)              10,401            157.28              --               --
                     $10,401           $157.28           $  81            $1.22

(1) From the sales of Torrey Pines Village Apartments and St. Charleston Village Apartments on November 1, 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of the property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,878.05 Units in the Partnership representing 69.25% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 19,927.95 Units at a price of $16.23 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.25% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XIV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004




Assets
   Cash and cash equivalents                                                 $ 492
   Receivables and deposits                                                      161
   Other assets                                                                  239
   Investment property (Notes C, E and F):
      Land                                                    $ 1,090
      Buildings and related personal property                   11,675
                                                                12,765
      Less accumulated depreciation                             (8,906)        3,859
                                                                            $ 4,751
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 41
   Tenant security deposit liabilities                                            43
   Accrued property taxes                                                         64
   Other liabilities                                                             299
   Mortgage note payable (Note C)                                              9,128

Partners' Deficit
   General partners                                             $ (97)
   Limited partners (64,806 units
      issued and outstanding)                                   (4,727)       (4,824)
                                                                            $ 4,751


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2004         2003
Revenues:                                                                (Restated)
  Rental income                                              $ 1,901      $ 1,793
  Other income                                                   222          233
      Total revenues                                           2,123        2,026

Expenses:
  Operating                                                    1,027        1,001
  General and administrative                                     287          320
  Depreciation                                                   551          554
  Interest                                                       724          731
  Property taxes                                                 128          135
      Total expenses                                           2,717        2,741

Loss from continuing operations                                 (594)        (715)
Income from discontinued operations (Notes A and F)              126           27
Gain from sale of discontinued operations (Note F)            16,558           --

Net income (loss) (Note D)                                   $16,090       $ (688)

Net income (loss) allocated to general partners              $   322       $ (14)
Net income (loss) allocated to limited partners               15,768         (674)
                                                             $16,090       $ (688)

Per limited partnership unit:
  Loss from continuing operations                            $ (8.98)     $(10.81)
  Income from discontinued operations                           1.91         0.41
  Gain from sale of discontinued operations                   250.38           --

Net income (loss)                                            $243.31      $(10.40)

Distributions per limited partnership unit                   $157.28       $ 1.22

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners     Partners        Total

Original capital contributions        64,806     $    --      $64,806       $64,806

Partners' deficit at
  December 31, 2002                   64,806        (195)      (9,549)       (9,744)

Distributions to partners                 --          (2)         (79)          (81)

Net loss for the year
   ended December 31, 2003                --         (14)        (674)         (688)

Partners' deficit at
   December 31, 2003                  64,806        (211)     (10,302)      (10,513)

Distributions to partners                 --        (208)     (10,193)      (10,401)

Net income for the year
   ended December 31, 2004                --         322       15,768        16,090

Partners' deficit at
   December 31, 2004                  64,806     $   (97)     $(4,727)      $(4,824)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                2004          2003
Cash flows from operating activities:
  Net income (loss)                                          $ 16,090      $   (688)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Gain from sale of discontinued operations                 (16,558)           --
    Depreciation                                                  932         1,312
    Amortization of loan costs                                     36            35
    Bad debt expense                                              185           270
    Loss on early extinguishment of debt                          170            --

    Change in accounts:
      Receivables and deposits                                   (269)         (245)
      Other assets                                                127          (143)
      Accounts payable                                             (3)          (20)
      Tenant security deposit liabilities                         (13)            7
      Accrued property taxes                                       (3)           (7)
      Due to affiliates                                          (102)          102
      Other liabilities                                          (199)           13
        Net cash provided by operating activities                 393           636

Cash flows from investing activities:
  Property improvements and replacements                         (287)         (375)
  Net proceeds from sale of discontinued operations            11,369            --
    Net cash provided by (used in) investing activities        11,082          (375)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (552)         (563)
  Advances from affiliate                                          75           240
  Payments on advances from affiliate                            (315)           --
  Distributions to partners                                   (10,401)          (81)
    Net cash used in financing activities                     (11,193)         (404)

Net increase (decrease) in cash and cash equivalents              282          (143)
Cash and cash equivalents at beginning of the year                210           353
Cash and cash equivalents at end of the year                 $    492      $    210

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  1,475      $  1,649

Supplemental disclosure of non-cash activity:
  Extinguishment of debt and other liabilities upon
    sale of discontinued operations                          $ 11,046      $     --

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XIV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment and ultimately sell income-producing real estate. The Partnership currently owns one residential apartment complex which is located in Arizona. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California Corporation. The original capital contributions of $64,806,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC. The
Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2012 unless terminated prior to such date.

The accompanying consolidated statement of operations for the year ended December 31, 2003 has been restated as of January 1, 2003 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", due to their sales in November 2004 (as discussed in "Note F").

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar-term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $9,877,000 at December 31, 2004.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $459,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS NO. 144 the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs: Advertising costs of approximately $101,000 in 2004 and $164,000 in 2003 were charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Deferred Costs: Loan costs are amortized over the term of the related loan agreement. At December 31, 2004, loan costs totaled approximately $268,000 and are included in other assets. At December 31, 2004, accumulated amortization is approximately $73,000. Amortization of loan costs for the years ended December 31, 2004 and 2003 was approximately $36,000 and $35,000, respectively, and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $19,000 in each of 2005 and 2006, $18,000 in 2007, $17,000 in 2008 and $16,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 for each of the years ended December 31, 2004 and 2003, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $185,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004, approximately $22,000 was due from an affiliate for an overpayment of reimbursements, which is included in receivables and deposits.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 in Partnership management fees which were earned in connection with the distribution from operations was paid during the year ended December 31, 2003 and is included in general and administrative expenses. No such fees were earned or paid to the Managing General Partner during the year ended December 31, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $75,000 and $240,000, respectively, to fund property taxes and operating expenses at Sun River Apartments. These advances bore interest at the prime rate plus 2%. Interest expense for the years ended December 31, 2004 and 2003 was approximately $12,000 and $6,000, respectively. During the year ended December 31, 2004, the Partnership made payments of principal and accrued interest of approximately $315,000 and $18,000, respectively, to an affiliate of the Managing General Partner from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments. At December 31, 2004, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,878.05 limited partnership units (the "Units") in the Partnership representing 69.25% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 19,927.95 Units at a price of $16.23 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.25% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment                            Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2004       Interest     Rate      Date        Maturity
                             (in thousands)                            (in thousands)

Sun River Apartments       $ 9,128       $ 80      7.42%    06/01/21        $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005                $ 293
                             2006                   316
                             2007                   340
                             2008                   366
                             2009                   394
                          Thereafter              7,419
                             Total              $ 9,128

Note D - Income Taxes

The Partnership is classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and Federal taxable income (loss) allocated to the partners in the Partnership's information return for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                     2004          2003
Net income (loss) as reported                     $ 16,090       $  (688)
Add (deduct):
   Gain on sale of property                            571            --
  Depreciation differences                             448           528
  Prepaid rent                                        (101)         (123)
  Other                                                (53)            6
  Federal taxable income (loss)                   $ 16,955       $  (277)

Federal taxable income (loss) per limited
  partnership unit                                $ 256.78       $ (4.20)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                      $ (4,824)
Differences resulted from:
   Land and buildings                                (425)
   Accumulated depreciation                        (1,447)
   Syndication and distribution costs               6,749
   Other                                              196
Net assets - Federal tax basis                    $   249

Note E - Investment Property and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                            Buildings         Net Cost
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances      Land        Property       Acquisition
                              (in thousands)                               (in thousands)

Sun River Apartments             $ 9,128        $ 1,102      $ 8,770          $ 2,893

                   Gross Amount At Which
                          Carried
                    At December 31, 2004
                       (in thousands)

                          Buildings
                         And Related
                          Personal            Accumulated     Date of      Date   Depreciable
  Description     Land    Property    Total   Depreciation  Construction Acquired    Life
                                             (in thousands)
Sun River
  Apartments     $1,090    $11,675   $12,765    $ 8,906         1981      11/80   5-30 years

Reconciliation of investment property and accumulated depreciation:

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $30,863          $30,488
    Property improvements                           287              375
    Sale of properties                          (18,385)              --
Balance at end of year                          $12,765          $30,863

Accumulated Depreciation
Balance at beginning of year                    $20,772          $19,460
    Additions charged to expense                    932            1,312
    Sale of properties                          (12,798)              --

Balance at end of year                          $ 8,906          $20,772

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $12,340,000 and $30,470,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $10,353,000 and $23,116,000, respectively.

Note F - Disposition of Investment Properties

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,164,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $10,445,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $94,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs which is included in income from discontinued operations.

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,205,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $6,113,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $76,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs which is included in income from discontinued operations.

The operations of the properties, income of approximately $126,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively, are shown as income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $3,171,000 and $3,650,000 for the years ended December 31, 2004 and 2003, respectively.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

The names of the directors and officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January of 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 and served as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the "Units") of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's Units, by the Managing General Partner's directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2004.

                                             Number          Percentage
Beneficial Owner                            of Units          of Class

Riverside Drive LLC (1)                     26,610.05          41.06%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P. (1)                            31.00           0.05%
  (an affiliate of AIMCO)
Madison River Properties LLC (1)             2,925.57           4.52%
  (an affiliate of AIMCO)
Fox Capital Management Corp. (1)              100.00            0.15%
  (an affiliate of AIMCO)
AIMCO Properties, L.P. (2)                  15,211.43          23.47%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 for each of the years ended December 31, 2004 and 2003, which are included in operating expenses and income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $185,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial
Statements". At December 31, 2004, approximately $22,000 was due from an affiliate for an overpayment of reimbursements, which is included in receivables and deposits on the consolidated balance sheet included in "Item 7. Financial Statements".

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $9,000 in Partnership management fees which were earned in connection with the distribution from operations was paid during the year ended December 31, 2003 and is included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial Statements". No such fees were earned or paid to the Managing General Partner during the year ended December 31, 2004.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $75,000 and $240,000, respectively, to fund property taxes and operating expenses at Sun River Apartments. These advances bore interest at the prime rate plus 2%. Interest expense for the years ended December 31, 2004 and 2003 was approximately $12,000 and $6,000, respectively. During the year ended December 31, 2004, the Partnership made payments of principal and accrued interest of approximately $315,000 and $18,000, respectively, to an affiliate of the Managing General Partner from proceeds from the sales of St. Charleston Village Apartments and Torrey Pines Village Apartments. At December 31, 2004, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $80,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,878.05 Units in the Partnership representing 69.25% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005 AIMCO Properties, L.P. commenced a tender offer to purchase 19,927.95 Units at a price of $16.23 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.25% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $45,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $10,000 for 2004 and 2003, respectively.

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



                                    CENTURY PROPERTIES FUND XIV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 25, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

      10.5 Purchase and Sale Contract between Century St. Charleston, L.P. and Jackson Square Properties, LLC, dated June 22, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5,
                  2004).

      10.5.1 Amendment to Purchase and Sale Contract between Century St. Charleston, L.P. and Jackson Square Properties, LLC, dated July 6, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

      10.5.2 Second Amendment to Purchase and Sale Contract between Century St. Charleston, L.P. and Jackson Square Properties, LLC, dated August 13, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

      10.5.3 Third Amendment to Purchase and Sale Contract between Century St. Charleston, L.P. and Jackson Square Properties, LLC, dated September 9, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

      10.6 Purchase and Sale Contract between Century Torrey Pines, L.P. and Jackson Square Properties, LLC, dated June 22, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5,
                  2004).

      10.6.1 Amendment to Purchase and Sale Contract between Century Torrey Pines, L.P. and Jackson Square Properties, LLC, dated July 6, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

      10.6.2 Second Amendment to Purchase and Sale Contract between Century Torrey Pines, L.P. and Jackson Square Properties, LLC, dated August 13, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

      10.6.3 Third Amendment to Purchase and Sale Contract between Century Torrey Pines, L.P. and Jackson Square Properties, LLC, dated September 9, 2004. (Incorporated by reference to the Current Report on Form 8-K dated November 1, 2004 and filed on November 5, 2004).

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


Date: March 25, 2005

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

Date: March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital
                                    Management Corporation,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.