Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XIV
filed 2005-05-13
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 478
   Receivables and deposits                                                      57
   Other assets                                                                 261
   Investment property:
      Land                                                   $ 1,090
      Buildings and related personal property                  11,711
                                                               12,801
      Less accumulated depreciation                            (9,037)        3,764
                                                                            $ 4,560
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 26
   Tenant security deposit liabilities                                           41
   Accrued property taxes                                                       100
   Other liabilities                                                            158
   Mortgage note payable                                                      9,057

Partners' Deficit
   General partners                                            $ (97)
   Limited partners (64,806 units issued and
      outstanding)                                             (4,725)       (4,822)
                                                                            $ 4,560

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                             2005            2004
                                                                          (Restated)
Revenues:
   Rental income                                           $  562          $  471
   Other income                                                47              60
      Total revenues                                          609             531

Expenses:
   Operating                                                  269             228
   General and administrative                                  39              73
   Depreciation                                               131             140
   Interest                                                   174             184
   Property taxes                                              36              34
      Total expenses                                          649             659

Loss from continuing operations                               (40)           (128)
Income from discontinued operations (Notes A & C)              --              88
Gain from sale of discontinued operations (Note C)             42              --

Net income (loss)                                          $    2          $  (40)

Net income (loss) allocated to general partners            $   --          $   (1)

Net income (loss) allocated to limited partners                 2             (39)

                                                           $    2          $  (40)

Per limited partnership unit:
  Loss from continuing operations                          $(0.60)         $(1.93)
  Income from discontinued operations                          --            1.33
  Gain from sale of discontinued operations                  0.63              --

Net income (loss)                                          $ 0.03          $(0.60)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --       $64,806      $64,806

Partners' deficit at
   December 31, 2004                  64,806      $ (97)     $ (4,727)    $(4,824)

Net income for the three months
   ended March 31, 2005                   --          --            2           2

Partners' deficit at
   March 31, 2005                     64,806      $ (97)     $ (4,725)    $(4,822)



         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                              Three Months Ended
                                                                  March 31,
                                                              2005            2004
Cash flows from operating activities:
  Net income (loss)                                            $ 2           $ (40)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Gain from sale of discontinued operations                   (42)            --
     Depreciation                                                131            329
     Amortization of loan costs                                    5              9
     Bad debt expense                                             --             46
     Change in accounts:
      Receivables and deposits                                   104            (62)
      Other assets                                               (27)          (110)
      Accounts payable                                           (15)            51
      Tenant security deposit liabilities                         (2)             3
      Accrued property taxes                                      36             34
      Due to affiliates                                           --             32
      Other liabilities                                          (99)           (10)
        Net cash provided by operating activities                 93            282

Cash flows used in investing activities:
  Property improvements and replacements                         (36)           (72)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (71)          (148)
  Payments on advances from affiliate                             --            (37)
        Net cash used in financing activities                    (71)          (185)

Net (decrease) increase in cash and cash equivalents             (14)            25

Cash and cash equivalents at beginning of period                 492            210

Cash and cash equivalents at end of period                    $ 478          $ 235

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 169          $ 410

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statement of operations for the three months ended March 31, 2004 has been restated as of January 1, 2004 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", due to their sales in November 2004 (as discussed in Note C).

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $73,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $17,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2005 or 2004, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the three months ended March 31, 2004 was approximately $3,000. During the three months ended March 31, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At March 31, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $22,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Disposition of Investment Properties

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,164,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $10,445,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $94,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs.

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,205,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $6,113,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $76,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs.

The operations of the sold properties, income of approximately $88,000 for the three months ended March 31, 2004, are shown as income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $965,000 for the three months ended March 31, 2004.

During the three months ended March 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the three months ended March 31, 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Sun River Apartments                          96%        86%
        Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to increased marketing and resident retention efforts.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, the interest rate on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $2,000 as compared to a net loss of approximately $40,000 for the three months ended March 31, 2004. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the consolidated statement of operations for the three months ended March 31, 2004 has been restated as of January 1, 2004 to reflect the operations of St. Charleston Village Apartments and Torrey Pines Village Apartments as income from discontinued operations due to the sale of the investment properties in November 2004.

On November 1, 2004, the Partnership sold St. Charleston Village Apartments to a third party for a gross sale price of $14,355,000. The net proceeds realized by the Partnership were approximately $7,164,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,530,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $10,445,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $94,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs.

On November 1, 2004, the Partnership sold Torrey Pines Village Apartments to a third party for a gross sale price of $8,915,000. The net proceeds realized by the Partnership were approximately $4,205,000 after the payment of closing costs and the assumption of the mortgage encumbering the property of approximately $4,301,000 by the purchaser. As a result of the sale, the Partnership recorded a gain of approximately $6,113,000 for the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $76,000 during the year ended December 31, 2004, due to the write off of unamortized loan costs.

The operations of the sold properties, income of approximately $88,000 for the three months ended March 31, 2004, is shown as income from discontinued operations on the consolidated statements of operations. Also included in income from discontinued operations are revenues of approximately $965,000 for the three months ended March 31, 2004.

During the three months ended March 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the three months ended March 31, 2005.

The Partnership's loss from continuing operations for the three months ended March 31, 2005 was approximately $40,000 as compared to loss from continuing operations of approximately $128,000 for the three months ended March 31, 2004. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Sun River Apartments. The decrease in other income is due to decreases in late charges and lease cancellation fees at the Partnership's investment property.

The decrease in total expenses is due to decreases in general and administrative, depreciation, and interest expenses, partially offset by an increase in operating expenses. Property tax expense remained relatively constant for the comparable periods. Depreciation expense decreased primarily as a result of property improvements and replacements placed into service at the Partnership's investment property in prior years becoming fully depreciated during the fourth quarter of 2004. The decrease in interest expense is primarily due to scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan, and a decrease in interest expense on advances from an affiliate of the Managing General Partner. The increase in operating expenses is primarily due to increases in contract maintenance, fire safety, and payroll related expenses at the property. General and administrative expenses decreased due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three months ended March 31, 2005 and 2004.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $478,000, compared to approximately $235,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $14,000 for the three months ended March 31, 2005, from December 31, 2004, is due to approximately $71,000 of cash used in financing activities, and approximately $36,000 of cash used in investing activities, partially offset by approximately $93,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the three months ended March 31, 2004 was approximately $3,000. During the three months ended March 31, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At March 31, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2005, the Partnership completed approximately $36,000 of capital improvements at Sun River Apartments, consisting primarily of furniture upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,057,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 44,878.05 limited partnership units (the "Units") in the Partnership representing 69.25% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P. commenced a tender offer to purchase 19,927.95 Units at a price of $16.23 per Unit. Such offer expires May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.25% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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


                                    Date: May 13, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: May 13, 2005

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

Date: May 13, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital Management
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.