Form 10QSB
period 2005-06-30
CENTURY PROPERTIES FUND XIV
filed 2005-08-15
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 239
   Receivables and deposits                                                      80
   Other assets                                                                 236
   Investment property:
      Land                                                   $ 1,090
      Buildings and related personal property                  11,769
                                                               12,859
      Less accumulated depreciation                            (9,169)        3,690
                                                                            $ 4,245
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 36
   Tenant security deposit liabilities                                           44
   Accrued property taxes                                                        72
   Other liabilities                                                            159
   Mortgage note payable                                                      8,984

Partners' Deficit
   General partners                                           $ (101)
   Limited partners (64,806 units issued and
      outstanding)                                             (4,949)      ( 5,050)
                                                                            $ 4,245

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2005        2004        2005        2004
Revenues:
  Rental income                           $   577     $   449     $ 1,139     $   920
  Other income                                 49          49          96         109
    Total revenues                            626         498       1,235       1,029

Expenses:
  Operating                                   296         234         565         462
  General and administrative                   51          76          90         149
  Depreciation                                132         141         263         281
  Interest                                    172         182         346         366
  Property taxes                               36          34          72          68
    Total expenses                            687         667       1,336       1,326

Loss from continuing operations               (61)       (169)       (101)       (297)

Income from discontinued
  operations (Note C)                          33          25          33         113
Gain from sale of discontinued
  operations (Note C)                          --          --          42          --
Net loss                                  $   (28)    $  (144)    $   (26)    $  (184)

Net loss allocated to general
  partners                                $    (1)    $    (3)    $    --     $    (4)
Net loss allocated to limited
  partners                                    (27)       (141)        (26)       (180)
                                          $   (28)    $  (144)    $   (26)    $  (184)
Per limited partnership unit:
  Loss from continuing operations         $ (0.91)    $ (2.57)    $ (1.52)    $ (4.49)
 Income from discontinued
  operations                                 0.49        0.39        0.49        1.71
 Gain from sale of discontinued
  operations                                   --          --        0.63          --
  Net loss                                $ (0.42)    $ (2.18)    $ (0.40)    $ (2.78)
Distribution per limited
  partnership unit                        $  3.02     $    --     $  3.02     $    --

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --      $ 64,806     $ 64,806

Partners' deficit at
   December 31, 2004                  64,806      $ (97)     $ (4,727)    $ (4,824)

Distribution to partners                              (4)        (196)        (200)

Net loss for the six months
   ended June 30, 2005                    --          --          (26)         (26)

Partners' deficit at
   June 30, 2005                      64,806      $ (101)    $ (4,949)     $ (5,050)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                                  2005        2004
Cash flows from operating activities:
  Net loss                                                       $ (26)      $ (184)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                        (42)          --
   Depreciation                                                     263          662
   Amortization of loan costs                                        10           18
   Bad debt expense                                                  --           90
   Change in accounts:
      Receivables and deposits                                       81         (115)
      Other assets                                                   (7)         (10)
      Accounts payable                                               (5)          43
      Tenant security deposit liabilities                             1           (7)
      Accrued property taxes                                          8            2
      Due to affiliates                                              --           44
      Other liabilities                                             (98)         (37)
       Net cash provided by operating activities                    185          506

Cash flows used in investing activities:
  Property improvements and replacements                            (94)        (126)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (144)        (299)
  Payments on advances from affiliate                                --          (37)
  Distribution to partners                                         (200)          --
       Net cash used in financing activities                       (344)        (336)

Net (decrease) increase in cash and cash equivalents               (253)          44

Cash and cash equivalents at beginning of period                    492          210

Cash and cash equivalents at end of period                       $ 239        $ 254

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 336        $ 815

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $60,000 and $145,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $35,000 and $89,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2005 or 2004, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the six months ended June 30, 2004 was approximately $7,000. During the six months ended June 30, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At June 30, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $85,000 for hazard insurance coverage and fees associated with policy claims administration.

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

The operations of the sold properties, income of approximately $25,000 and $113,000 for the three and six months ended June 30, 2004, respectively, are shown as income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $951,000 and $1,916,000 for the three and six months ended June 30, 2004, respectively. During the three and six months ended June 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties' hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations for the three and six months ended June 30, 2005.

During the six months ended June 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the six months ended June 30, 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours per week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-into the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, the defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiff's Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Sun River Apartments                          96%        83%
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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $28,000 and $26,000, respectively, as compared to net loss of approximately $144,000 and $184,000 for the three and six months ended June 30, 2004, respectively.

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

The operations of the sold properties, income of approximately $25,000 and $113,000 for the three and six months ended June 30, 2004, respectively, are shown as income from discontinued operations on the consolidated statements of operations. Also included in income from discontinued operations are revenues of approximately $951,000 and $1,916,000 for the three and six months ended June 30, 2004, respectively. During the three and six months ended June 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties' hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations for the three and six months ended June 30, 2005.

During the six months ended June 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the six months ended June 30, 2005.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2005 was approximately $61,000 and $101,000, respectively, as compared to loss from continuing operations of approximately $169,000 and $297,000 for the three and six months ended June 30, 2004, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and six months ended June 30, 2005 is due to an increase in rental income. The increase in total revenues for the six months ended June 30, 2005 was partially offset by a decrease in other income. Other income remained relatively constant for the three months ended June 30, 2005. The increase in rental income for both periods is due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Sun River Apartments. The decrease in other income for the six months ended June 30, 2005 is due to decreases in late charges and lease cancellation fees at the Partnership's investment property.

The increase in total expenses for both the three and six months ended June 30, 2005 is due to an increase in operating expenses, partially offset by decreases in depreciation, interest and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses for both the three and six months ended June 30, 2005 is due to increases in advertising, contract maintenance, and payroll related expenses at Sun River Apartments. Depreciation expense decreased primarily as a result of property improvements and replacements placed into service at the Partnership's investment property in prior years becoming fully depreciated during the third quarter of 2004. The decrease in interest expense is primarily due to scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan, and a decrease in interest expense on advances from an affiliate of the Managing General Partner. General and administrative expenses decreased for both periods due to decreases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $239,000, compared to approximately $254,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $253,000 for the six months ended June 30, 2005, from December 31, 2004, is due to approximately $344,000 of cash used in financing activities, and approximately $94,000 of cash used in investing activities, partially offset by approximately $185,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the six months ended June 30, 2004 was approximately $7,000. During the six months ended June 30, 2004, the Partnership made payments of principal and accrued interest of approximately $37,000 and $3,000, respectively, to an affiliate of the Managing General Partner. At June 30, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

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

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $94,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,984,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Six Months Ended    Partnership   Six Months Ended     Partnership
                    June 30, 2005        Unit         June 30, 2004         Unit

Sale (1)                $ 200           $ 3.02            $ --              $ --

(1) From proceeds from the sale of St. Charleston Village Apartments on November 1, 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,644.55 limited partnership units (the "Units") in the Partnership representing 70.43% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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


Date: August 15, 2005

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

Date: August 15, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital Management
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.