Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XIV
filed 2005-11-14
CIK 278128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

         See Accompanying Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 112
   Receivables and deposits                                                      63
   Other assets                                                                 237
   Investment property:
      Land                                                   $ 1,090
      Buildings and related personal property                  11,946
                                                               13,036
      Less accumulated depreciation                            (9,302)        3,734
                                                                            $ 4,146
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 43
   Tenant security deposit liabilities                                           46
   Accrued property taxes                                                       109
   Other liabilities                                                            156
   Mortgage note payable                                                      8,910

Partners' Deficit
   General partners                                           $ (103)
   Limited partners (64,806 units issued and
      outstanding)                                             (5,015)       (5,118)
                                                                            $ 4,146

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                             2005        2004        2005         2004

Revenues:
  Rental income                           $   576     $   471      $ 1,715      $ 1,391
  Other income                                 50          58          146          167
    Total revenues                            626         529        1,861        1,558

Expenses:
  Operating                                   311         269          876          731
  General and administrative                   43          74          133          223
  Depreciation                                133         136          396          417
  Interest                                    170         181          516          547
  Property taxes                               37          35          109          103
    Total expenses                            694         695        2,030        2,021

Loss from continuing operations               (68)       (166)        (169)        (463)
Income from discontinued
  operations (Note C)                          --         216           33          329
Gain from sale of discontinued
  operations (Note C)                          --          --           42           --
Net (loss) income                         $   (68)    $    50      $   (94)     $  (134)

Net (loss) income allocated to
  general partners                        $    (1)    $     1      $    (2)     $    (3)
Net (loss) income allocated to
  limited partners                            (67)         49          (92)        (131)
                                          $   (68)    $    50      $   (94)     $  (134)
Per limited partnership unit:
  Loss from continuing operations         $ (1.03)    $ (2.52)     $ (2.54)     $ (7.00)
 Income from discontinued operations           --        3.28         0.49         4.98
  Gain from sale of discontinued
   operations                                  --          --         0.63           --
  Net (loss) income                       $ (1.03)    $  0.76      $ (1.42)     $ (2.02)
Distribution per limited
  partnership unit                        $    --     $    --      $  3.02      $    --

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        64,806       $ --      $ 64,806     $ 64,806

Partners' deficit at
   December 31, 2004                  64,806      $ (97)     $ (4,727)    $ (4,824)

Distribution to partners                              (4)        (196)        (200)

Net loss for the nine months
   ended September 30, 2005               --          (2)         (92)         (94)

Partners' deficit at
   September 30, 2005                 64,806      $ (103)    $ (5,015)     $ (5,118)


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                       $ (94)      $ (134)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                        (42)          --
   Depreciation                                                     396          799
   Amortization of loan costs                                        15           30
   Bad debt expense                                                  --          167
   Change in accounts:
      Receivables and deposits                                       98         (172)
      Other assets                                                  (13)         (82)
      Accounts payable                                                2           52
      Tenant security deposit liabilities                             3          (12)
      Accrued property taxes                                         45           36
      Due to affiliates                                              --           61
      Other liabilities                                            (101)         (33)
       Net cash provided by operating activities                    309          712

Cash flows used in investing activities:
  Property improvements and replacements                           (271)        (231)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (218)        (453)
  Distribution to partners                                         (200)          --
  Payments on advances from affiliate                                --          (45)
       Net cash used in financing activities                       (418)        (498)

Net decrease in cash and cash equivalents                          (380)         (17)

Cash and cash equivalents at beginning of period                    492          210

Cash and cash equivalents at end of period                       $ 112        $ 193

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 503       $ 1,216

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $217,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $134,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the nine months ended September 30, 2005 or 2004, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2004 was approximately $9,000. During the nine months ended September 30, 2004, the Partnership made payments of principal and accrued interest of approximately $45,000 and $5,000, respectively, to an affiliate of the Managing General
Partner. At September 30, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $85,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

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

The operations of the sold properties, income of approximately $216,000 and $329,000 for the three and nine months ended September 30, 2004, respectively, are shown as income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $965,000 and $2,881,000 for the three and nine months ended September 30, 2004, respectively. During the nine months ended September 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties' hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the nine months ended September 30, 2005.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Sun River Apartments                          96%        84%
        Tempe, Arizona

The Managing General Partner attributes the increase in occupancy at Sun River Apartments to market growth in the Tempe area and increased marketing and resident retention efforts.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $68,000 and $94,000, respectively, as compared to net income of approximately $50,000 and net loss of approximately $134,000 for the three and nine months ended September 30, 2004, respectively.

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

The operations of the sold properties, income of approximately $216,000 and $329,000 for the three and nine months ended September 30, 2004, respectively, are shown as income from discontinued operations on the consolidated statements of operations. Also included in income from discontinued operations are revenues of approximately $965,000 and $2,881,000 for the three and nine months ended September 30, 2004, respectively. During the nine months ended September 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties' hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the sale of the properties were reversed due to actual costs being less than anticipated. These accrual reversals are shown as gain from sale of discontinued operations for the nine months ended September 30, 2005.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2005 was approximately $68,000 and $169,000, respectively, as compared to loss from continuing operations of approximately $166,000 and $463,000 for the three and nine months ended September 30, 2004, respectively. The decrease in loss from continuing operations for both the three and nine months ended September 30, 2005 is due to an increase in total revenues. The decrease in loss from continuing operations for the nine months ended September 30, 2005 was partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2005 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate and a decrease in bad debt expense at Sun River Apartments. The decrease in other income for both the three and nine months ended September 30, 2005 is due to decreases in late charges and lease cancellation fees at the Partnership's investment property.

Total expenses remained relatively constant for the three months ended September 30, 2005, as an increase in operating expenses was offset by decreases in interest and general and administrative expenses. Depreciation expense remained relatively constant for the three months ended September 30, 2005. The increase in total expenses for the nine months ended September 30, 2005 is due to an increase in operating expenses, partially offset by decreases in depreciation, interest, and general and administrative expenses. The increase in operating expenses for both the three and nine months ended September 30, 2005 is primarily due to increases in contract maintenance and payroll related expenses and property management fees as a result of the increase in rental income at Sun River Apartments. The decrease in interest expense for both periods is primarily due to scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan, and a decrease in interest expense on advances from an affiliate of the Managing General Partner. Depreciation expense decreased for the nine months ended September 30, 2005 primarily as a result of property improvements and replacements placed into service at the Partnership's investment property in prior years becoming fully depreciated during the three months ended September 30, 2004. General and administrative expenses decreased for both periods due to decreases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement as a result of the 2004 sales of St. Charleston Village Apartments and Torrey Pines Village Apartments and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $112,000, compared to approximately $193,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $380,000 for the nine months ended September 30, 2005, from December 31, 2004, is due to approximately $418,000 of cash used in financing activities and approximately $271,000 of cash used in investing activities, partially offset by approximately $309,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and principal payments made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2003, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $240,000 to fund property taxes and operations at Sun River Apartments. This advance accrued interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2004 was approximately $9,000. During the nine months ended September 30, 2004, the Partnership made payments of principal and accrued interest of approximately $45,000 and $5,000, respectively, to an affiliate of the Managing General
Partner. At September 30, 2005, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.

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

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $271,000 of capital improvements at Sun River Apartments, consisting primarily of roof replacement, air conditioning upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,910,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004(in thousands, except per unit data):

                                      Per Limited                        Per Limited
                  Nine Months Ended   Partnership   Nine Months Ended    Partnership
                 September 30, 2005      Unit      September 30, 2004       Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,771.55 limited partnership units (the "Units") in the Partnership representing 70.63% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.63% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders. Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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


Date: November 14, 2005

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

Date: November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Fox Capital Management
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.