Form 10QSB
period 2006-03-31
CENTURY PROPERTIES FUND XIV
filed 2006-05-12
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 103
Receivables and deposits		65
Other assets		246
Investment property:
Land	$ 1,090
Buildings and related personal property	12,120
	13,210
Less accumulated depreciation	(9,563)	3,647
		$ 4,061
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 104
Tenant security deposit liabilities		54
Accrued property taxes		103
Other liabilities		163
Mortgage note payable		8,758

Partners' Deficit
General partners	$ (103)
Limited partners (64,806 units issued and
outstanding)	(5,018)	(5,121)
		$ 4,061

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 604	$ 562
Other income	60	47
Total revenues	664	609

Expenses:
Operating	281	269
General and administrative	45	39
Depreciation	132	131
Interest	168	174
Property taxes	35	36
Total expenses	661	649

Income (loss) from continuing operations	3	(40)
Gain from sale of discontinued operations (Note A)	--	42

Net income	$ 3	$ 2

Net income allocated to general partners	$ --	$ --

Net income allocated to limited partners	3	2

	$ 3	$ 2

Per limited partnership unit:
Income (loss) from continuing operations	$ 0.05	$(0.60)
Gain from sale of discontinued operations	--	0.63

Net income	$ 0.05	$ 0.03

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$64,806	$64,806

Partners' deficit at
December 31, 2005	64,806	$ (103)	$ (5,021)	$(5,124)

Net income for the three months
ended March 31, 2006	--	--	3	3

Partners' deficit at
March 31, 2006	64,806	$ (103)	$ (5,018)	$(5,121)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 3	$ 2
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(42)
Depreciation	132	131
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	2	104
Other assets	(39)	(27)
Accounts payable	81	(15)
Tenant security deposit liabilities	5	(2)
Accrued property taxes	35	36
Other liabilities	8	(99)
Net cash provided by operating activities	232	93

Cash flows used in investing activities:
Property improvements and replacements	(146)	(36)

Cash flows from financing activities:
Payments on mortgage note payable	(77)	(71)
Advances from affiliate	32	--
Payment of advances from affiliate	(32)	--
Net cash used in financing activities	(77)	(71)

Net increase (decrease) in cash and cash equivalents	9	(14)

Cash and cash equivalents at beginning of period	94	492

Cash and cash equivalents at end of period	$ 103	$ 478

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 164	$ 169

Included in property improvements and replacements for the three months ended March 31, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

During the three months ended March 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines  Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  These accrual reversals are shown as gain from sale of discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $33,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses.

Note B – Transactions with Affiliated Parties (continued)

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $20,000 and $17,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Accordingly, during the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced approximately $32,000 to the Partnership to fund capital improvements at Sun River Apartments. This advance bore interest at the prime rate plus 2%. Interest expense for the three months ended March 31, 2006 was approximately $1,000. During the three months ended March 31, 2006, the Partnership repaid the advance and associated accrued interest with cash from operations.  At March 31, 2006, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.  Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $131,000 to the Partnership to fund operating expenses and capital improvements at Sun River Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $45,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

Note C – Contingencies (continued)

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the

Note C – Contingencies (continued)

FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note C – Contingencies (continued)

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Sun River Apartments	95%	96%
Tempe, Arizona

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, the interest rate on the mortgage loan, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $3,000 as compared to net income of approximately $2,000 for the three months ended March 31, 2005. During the three months ended March 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and $17,000 related to Torrey Pines  Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  These accrual reversals are shown as gain from sale of discontinued operations on the consolidated statement of operations included in “Item 1. Financial Statements” for the three months ended March 31, 2005.

The Partnership’s income from continuing operations was approximately $3,000 for the three months ended March 31, 2006 as compared to a loss from continuing operations of approximately $40,000 for the three months ended March 31, 2005.  The increase in income from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Sun River Apartments. Other income increased primarily due to increases in late charges and utility reimbursements at the Partnership’s investment property.

The increase in total expenses is due to increases in operating and general and administrative expenses, partially offset by a decrease in interest expense. Both depreciation and property tax expense remained relatively constant for the comparable periods.  The increase in operating expenses is primarily due to increases in payroll related expenses and management fees as a result of the increase in rental income, partially offset by decreases in contract maintenance and fire safety expenses at the property.  The decrease in interest expense is primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying value of the loan.  General and administrative expenses increased primarily due to an increase in professional expenses associated with the administration of the Partnership. Management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three months ended March 31, 2006 and 2005.

Liquidity and Capital Resources

At March 31, 2006 the Partnership has cash and cash equivalents of approximately $103,000, compared to approximately $478,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $9,000, from December 31, 2005, is due to approximately $232,000 of cash provided by operating activities, partially offset by approximately $146,000 of cash used in investing activities and approximately $77,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property and the repayment of advances from an affiliate of the Managing General Partner, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Accordingly, during the three months ended March 31, 2006, an affiliate of the Managing General Partner advanced approximately $32,000 to the Partnership to fund capital improvements at Sun River Apartments. This advance bore interest at the prime rate plus 2%. Interest expense for the three months ended March 31, 2006 was approximately $1,000. During the three months ended March 31, 2006, the Partnership repaid the advance and associated accrued interest with cash from operations.  At March 31, 2006, there were no advances or related accrued interest due to an affiliate of the Managing General Partner.  Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $131,000 to the Partnership to fund operating expenses and capital improvements at Sun River Apartments.

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

During the three months ended March 31, 2006, the Partnership completed approximately $40,000 of capital improvements at Sun River Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,758,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the three months ended March 31, 2006 or 2005.  Future cash distributions will depend on the levels of net cash generated from operations and the timing of refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,816.05 limited partnership units (the "Units") in the Partnership representing 70.70% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.