Form 10QSB
period 2006-06-30
CENTURY PROPERTIES FUND XIV
filed 2006-08-11
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 105
Receivables and deposits		87
Other assets		243
Investment property:
Land	$ 1,090
Buildings and related personal property	12,643
	13,733
Less accumulated depreciation	(9,703)	4,030
		$ 4,465
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 215
Tenant security deposit liabilities		67
Accrued property taxes		71
Other liabilities		169
Due to affiliates (Note B)		424
Mortgage note payable		8,680

Partners' Deficit
General partners	$ (104)
Limited partners (64,806 units issued and
outstanding)	(5,057)	(5,161)
		$ 4,465

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 623	$ 577	$ 1,227	$ 1,139
Other income	58	49	118	96
Total revenues	681	626	1,345	1,235

Expenses:
Operating	331	296	612	565
General and administrative	44	51	89	90
Depreciation	140	132	272	263
Interest	171	172	339	346
Property taxes	35	36	70	72
Total expenses	721	687	1,382	1,336

Loss from continuing operations	(40)	(61)	(37)	(101)

Income from discontinued
operations (Note A)	--	33	--	33
Gain from sale of discontinued
operations (Note A)	--	--	--	42
Net loss	$ (40)	$ (28)	$ (37)	$ (26)

Net loss allocated to general
partners	$ (1)	$ (1)	$ (1)	$ --
Net loss allocated to limited
partners	(39)	(27)	(36)	(26)
	$ (40)	$ (28)	$ (37)	$ (26)
Per limited partnership unit:
Loss from continuing operations	$ (0.60)	$ (0.91)	$ (0.56)	$ (1.52)
Income from discontinued
operations	--	0.49	--	0.49
Gain from sale of discontinued
operations	--	--	--	0.63
Net loss	$ (0.60)	$ (0.42)	$ (0.56)	$ (0.40)
Distribution per limited
partnership unit	$ --	$ 3.02	$ --	$ 3.02

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2005	64,806	$ (103)	$ (5,021)	$ (5,124)

Net loss for the six months
ended June 30, 2006	--	(1)	(36)	(37)

Partners' deficit at
June 30, 2006	64,806	$ (104)	$ (5,057)	$ (5,161)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (37)	$ (26)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(42)
Depreciation	272	263
Amortization of loan costs	9	10
Change in accounts:
Receivables and deposits	(20)	81
Other assets	(40)	(7)
Accounts payable	48	(5)
Tenant security deposit liabilities	18	1
Accrued property taxes	3	8
Due to affiliates	20	--
Other liabilities	14	(98)
Net cash provided by operating activities	287	185

Cash flows used in investing activities:
Property improvements and replacements	(525)	(94)

Cash flows from financing activities:
Payments on mortgage note payable	(155)	(144)
Advances from affiliate	436	--
Payments on advances from affiliate	(32)	--
Distribution to partners	--	(200)
Net cash provided by (used in) financing activities	249	(344)

Net increase (decrease) in cash and cash equivalents	11	(253)

Cash and cash equivalents at beginning of period	94	492

Cash and cash equivalents at end of period	$ 105	$ 239

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 326	$ 336
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 144	$ --

Included in property improvements and replacements for the six months ended June 30, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

During the three and six months ended June 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the hazard insurance policies and payroll related expenses for St. Charleston Village Apartments and Torrey Pines Village Apartments paid prior to the sale of the properties in November 2004. This refund is shown as income from discontinued operations for the three and six months ended June 30, 2005. During the six months ended June 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and approximately $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  These accrual reversals are shown as gain from sale of discontinued operations for the six months ended June 30, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $60,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $36,000 and $35,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses. At June 30, 2006, approximately $16,000 of these expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $436,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at June 30, 2006). Interest expense for the six months ended June 30, 2006 was approximately $5,000. During the six months ended June 30, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations.  At June 30, 2006, the total outstanding advances and accrued interest are approximately $408,000 and are included in due to affiliates.  Subsequent to June 30, 2006, an affiliate of the Managing General Partner advanced approximately $180,000 to the Partnership to fund operating expenses at Sun River Apartments. There were no advances made to the Partnership or associated interest during the six months ended June 30, 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $57,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Sun River Apartments	96%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $40,000 and $37,000, respectively, as compared to net loss of approximately $28,000 and $26,000 for the three and six months ended June 30, 2005, respectively. During the six months ended June 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and approximately $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  These accrual reversals are shown as gain from sale of discontinued operations on the consolidated statement of operations included in “Item 1. Financial Statements” for the six months ended June 30, 2005. During the three and six months ended June 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties’ hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations on the consolidated statement of operations included in “Item 1. Financial Statements” for the three and six months ended June 30, 2005.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $40,000 and $37,000, respectively, as compared to loss from continuing operations of approximately $61,000 and $101,000 for the three and six months ended June 30, 2005, respectively.  The decrease in loss from continuing operations for both the three and six months ended June 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues for both periods is due to an increase in rental income and, to a lesser extent, an increase in other income.  The increase in rental income for both periods is due to an increase in the average rental rate at Sun River Apartments.  The increase in other income for both periods is due to increases in utility reimbursements and lease cancellation fees at the Partnership’s investment property.

The increase in total expenses for both the three and six months ended June 30, 2006 is due to increases in operating and depreciation expenses. The increase in total expenses for the three months ended June 30, 2006 was partially offset by a decrease in general and administrative expenses. The increase in total expenses for the six months ended June 30, 2006 was partially offset by a decrease in interest expense. General and administrative expenses remained relatively constant for the six months ended June 30, 2006. Interest expense remained relatively constant for the three months ended June 30, 2006. Property tax expense remained relatively constant for both the three and six months ended June 30, 2006.  The increase in operating expenses for the three months ended June 30, 2006 is primarily due to increases in utility and hazard insurance expenses, partially offset by a decrease in advertising expense, at the Partnership’s investment property. The increase in operating expenses for the six months ended June 30, 2006 is primarily due to increases in salaries and related benefits, hazard insurance expense as a result of increased premiums and property management fees as a result of the increase in rental income partially offset by decreases in contract services and advertising expenses at the Partnership’s investment property. The increase in operating expenses for both periods is also due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. The increase in depreciation expense for both the three and six months ended June 30, 2006 is due to capital improvements and replacements placed into service at Sun River Apartments during the past twelve months. The decrease in interest expense for the six months ended June 30, 2006 is primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan, partially offset by an increase in interest expense on advances from an affiliate of the Managing General Partner.

The decrease in general and administrative expenses for the three months ended June 30, 2006 is primarily due to a decrease in the costs associated with the quarterly and annual communications with investors and regulatory agencies. Also included in general and administrative expenses for the three and six months ended June 30, 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $105,000, compared to approximately $239,000 at June 30, 2005. The increase in cash and cash equivalents of approximately $11,000 for the six months ended June 30, 2006, from December 31, 2005, is due to approximately $287,000 of cash provided by operating activities and approximately $249,000 of cash provided by financing activities, partially offset by approximately $525,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering the Partnership's investment property and payments on advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $436,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at June 30, 2006). Interest expense for the six months ended June 30, 2006 was approximately $5,000. During the six months ended June 30, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations.  At June 30, 2006, the total outstanding advances and accrued interest were approximately $408,000 and were included in due to affiliates.  Subsequent to June 30, 2006, an affiliate of the Managing General Partner advanced approximately $180,000 to the Partnership to fund operating expenses at Sun River Apartments. There were no advances made to the Partnership or associated interest during the six months ended June 30, 2005.

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

During the six months ended June 30, 2006, the Partnership completed approximately $563,000 of capital improvements at Sun River Apartments, consisting primarily of lighting and recreation facility enhancements, exterior painting, major landscaping, fencing and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,680,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale (1)	$ --	$ --	$ 200	$ 3.02

(1)

From proceeds from the November 2004 sale of St. Charleston Village Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 limited partnership units (the "Units") in the Partnership representing 70.68% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 11, 2006

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

Date: August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.