Form 10QSB
period 2006-09-30
CENTURY PROPERTIES FUND XIV
filed 2006-11-14
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 52
Receivables and deposits		108
Other assets		228
Investment property:
Land	$ 1,090
Buildings and related personal property	12,902
	13,992
Less accumulated depreciation	(9,848)	4,144
		$ 4,532
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 120
Tenant security deposit liabilities		94
Accrued property taxes		106
Other liabilities		162
Due to affiliates (Note B)		640
Mortgage note payable		8,600

Partners' Deficit
General partners	$ (104)
Limited partners (64,806 units issued and
outstanding)	(5,086)	(5,190)
		$ 4,532

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 619	$ 576	$ 1,846	$ 1,715
Other income	71	50	189	146
Total revenues	690	626	2,035	1,861

Expenses:
Operating	318	311	930	876
General and administrative	42	43	131	133
Depreciation	145	133	417	396
Interest	178	170	517	516
Property taxes	36	37	106	109
Total expenses	719	694	2,101	2,030

Loss from continuing operations	(29)	(68)	(66)	(169)
Income from discontinued
operations (Note A)	--	--	--	33
Gain from sale of discontinued
operations (Note A)	--	--	--	42
Net loss	$ (29)	$ (68)	$ (66)	$ (94)

Net loss allocated to general
partners	$ (1)	$ (1)	$ (1)	$ (2)
Net loss allocated to limited
partners	(28)	(67)	(65)	(92)
	$ (29)	$ (68)	$ (66)	$ (94)
Per limited partnership unit:
Loss from continuing operations	$ (0.43)	$ (1.03)	$ (1.00)	$ (2.54)
Income from discontinued operations	--	--	--	0.49
Gain from sale of discontinued
operations	--	--	--	0.63
Net loss	$ (0.43)	$ (1.03)	$ (1.00)	$ (1.42)
Distribution per limited
partnership unit	$ --	$ --	$ --	$ 3.02

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2005	64,806	$ (103)	$ (5,021)	$ (5,124)

Net loss for the nine months
ended September 30, 2006	--	(1)	(65)	(66)

Partners' deficit at
September 30, 2006	64,806	$ (104)	$ (5,086)	$ (5,190)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (66)	$ (94)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(42)
Depreciation	417	396
Amortization of loan costs	14	15
Change in accounts:
Receivables and deposits	(41)	98
Other assets	(30)	(13)
Accounts payable	47	2
Tenant security deposit liabilities	45	3
Accrued property taxes	38	45
Due to affiliates	57	--
Other liabilities	7	(101)
Net cash provided by operating activities	488	309

Cash flows used in investing activities:
Property improvements and replacements	(878)	(271)

Cash flows from financing activities:
Payments on mortgage note payable	(235)	(218)
Advances from affiliate	615	--
Payments on advances from affiliate	(32)	--
Distribution to partners	--	(200)
Net cash provided by (used in) financing activities	348	(418)

Net decrease in cash and cash equivalents	(42)	(380)

Cash and cash equivalents at beginning of period	94	492

Cash and cash equivalents at end of period	$ 52	$ 112

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 487	$ 503

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 50	$ --

Included in property improvements and replacements for the nine months ended September 30, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. NPI Equity Investments II, Inc., a Florida corporation is the general partner of FRI. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $99,000 and $91,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $58,000 and $52,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses. At September 30, 2006, approximately $39,000 of these expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the nine months ended September 30, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $615,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense for the nine months ended September 30, 2006 was approximately $19,000. During the nine months ended September 30, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations.  At September 30, 2006, the total outstanding advances and accrued interest are approximately $601,000 and are included in due to affiliates.  Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced approximately $75,000 to the Partnership to fund operating expenses at Sun River Apartments. There were no advances made to the Partnership or associated accrued interest during the nine months ended September 30, 2005.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $36,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $29,000 and $66,000, respectively, as compared to net loss of approximately $68,000 and $94,000 for the three and nine months ended September 30, 2005, respectively. During the nine months ended September 30, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and approximately $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  These accrual reversals are shown as gain from sale of discontinued operations on the consolidated statement of operations included in “Item 1. Financial Statements” for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties’ hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations on the consolidated statement of operations included in “Item 1. Financial Statements” for the nine months ended September 30, 2005.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2006 was approximately $29,000 and $66,000, respectively, as compared to loss from continuing operations of approximately $68,000 and $169,000 for the three and nine months ended September 30, 2005, respectively.  The decrease in loss from continuing operations for both the three and nine months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues for both periods is due to increases in rental and other income.  The increase in rental income for both periods is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Sun River Apartments.  The increase in other income for both periods is due to increases in utility reimbursements and lease cancellation fees at the Partnership’s investment property.

The increase in total expenses for the three months ended September 30, 2006 is due to increases in operating, depreciation, and interest expenses. The increase in total expenses for the nine months ended September 30, 2006 is due to increases in operating and depreciation expenses. General and administrative and property tax expenses remained relatively constant for both the three and nine months ended September 30, 2006 and interest expense remained relatively constant for the nine months ended September 30, 2006.  The increase in operating expenses for the three months ended September 30, 2006 is primarily due to increases in repairs and maintenance expenses, partially offset by a decrease in advertising expense at the Partnership’s investment property. The increase in operating expenses for the nine months ended September 30, 2006 is primarily due to increases in salaries and related benefits and utilities expenses, partially offset by decreases in contract services and advertising expenses at the Partnership’s investment property. The increase in operating expenses for the nine months ended September 30, 2006 is also due to the recording of a liability relating to the forfeiture of unclaimed property pursuant to local and state laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. The increase in depreciation expense for both the three and nine months ended September 30, 2006 is due to property improvements and replacements placed into service at Sun River Apartments during the past twelve months. The increase in interest expense for the three months ended September 30, 2006 is primarily due to an increase in interest expense on advances from an affiliate of the Managing General Partner, partially offset by scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan.

Included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $52,000, compared to approximately $112,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $42,000, from December 31, 2005, is due to approximately $878,000 of cash used in investing activities, partially offset by approximately $488,000 and $348,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering the Partnership's investment property and payments on advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $615,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense for the nine months ended September 30, 2006 was approximately $19,000. During the nine months ended September 30, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations.  At September 30, 2006, the total outstanding advances and accrued interest are approximately $601,000 and are included in due to affiliates.  Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced approximately $75,000 to the Partnership to fund operating expenses at Sun River Apartments. There were no advances made to the Partnership or associated accrued interest during the nine months ended September 30, 2005.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $822,000 of capital improvements at Sun River Apartments, consisting primarily of lighting and recreation facility improvements, exterior painting, major landscaping, interior and exterior building improvements, swimming pool, air conditioning and fencing upgrades and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,600,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Sale (1)	$ --	$ --	$ 200	$ 3.02

(1)

From proceeds from the November 2004 sale of St. Charleston Village Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 limited partnership units (the "Units") in the Partnership representing 70.68% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES FUND XIV

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.4

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 11, 1978, and thereafter supplemented, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-61526).

10.4

Multifamily Note dated May 23, 2001 between Century Sun River, L.P., an Arizona limited partnership, and Lend Lease Mortgage Capital, L.P., a Texas limited partnership. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001).

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.