Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XIV
filed 2007-03-16
CIK 278128

                                   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,735,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From June 1979 through December 1979, the Partnership offered and sold, pursuant to a registration statement filed with the Securities and Exchange Commission, 64,806 Limited Partnership Units (the "Units") aggregating $64,806,000.  The net proceeds of this offering were used to purchase nineteen income-producing real estate properties, or interests therein.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Partnership, which is engaged in the business of operating and holding real estate properties for investment, currently owns one residential apartment complex in Arizona. See "Item 2. Description of Property" for a further description of the Partnership's property.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Sun River Apartments	$14,111	$ 9,985	5-30 years	SL	$ 2,607

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Sun River Apartments	$ 8,519	7.42%	20 years	06/01/21	--

(1)

See "Note C - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the fixed rate loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Sun River Apartments	$7,859	$7,187	95%	96%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Sun River Apartments	$131	1.08%

Capital Improvements

During the year ended December 31, 2006,  the Partnership completed approximately $941,000 of capital improvements at Sun River Apartments, consisting primarily of exterior lighting and recreation facility improvements, exterior painting, major landscaping, exterior building improvements, swimming pool, air conditioning and fencing upgrades, signage, structural improvements, and appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units (the “Units”). As of December 31, 2006, the number of holders of Units was 1,934 owning an aggregate of 64,806 Units.  Affiliates of the Managing General Partner owned 45,806.05 units or 70.68% at December 31, 2006. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$ --	$ --	$ 200	$ 3.02

(1) From proceeds from the November 2004 sale of St. Charleston Village Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2007 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 Units in the Partnership representing 70.68% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $59,000 as compared to net loss of approximately $100,000 for the year ended December 31, 2005. During the year ended December 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and approximately $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  In accordance with Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these accrual reversals are shown as gain from sale of discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties’ hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005.

The Partnership’s loss from continuing operations for the year ended December 31, 2006 was approximately $59,000 as compared to loss from continuing operations of approximately $175,000 for the year ended December 31, 2005.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Sun River Apartments.  The increase in other income is due to increases in utility reimbursements and lease cancellation fees at the Partnership’s investment property.

The increase in total expenses is due to increases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in hazard insurance premiums and property management fees as a result of the increase in rental income at the Partnership’s investment property, partially offset by a decrease in advertising expense at the Partnership’s investment property. The increase in operating expenses is also due to the recording of a liability relating to the forfeiture of unclaimed property pursuant to local and state laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. The increase in depreciation expense is due to property improvements and replacements placed into service at Sun River Apartments during the past twelve months. The increase in interest expense is due to an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance, partially offset by scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan.

The increase in general and administrative expenses is primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $55,000, compared to approximately $94,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $39,000 is due to approximately $1,047,000 of cash used in investing activities, partially offset by approximately $646,000 and $362,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering the Partnership's investment property and payments on advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense for the year ended December 31, 2006 was approximately $37,000. During the year ended December 31, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations. There were no advances made to the Partnership or associated accrued interest during the year ended December 31, 2005.  At December 31, 2006, the total outstanding advances and accrued interest are approximately $714,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $45,000 to the Partnership to fund operating expenses at Sun River Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,519,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$ --	$ --	$ 200	$ 3.02

(1)

From proceeds from the November 2004 sale of St. Charleston Village Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 Units in the Partnership representing 70.68% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the consolidated financial statements in “Item 7. Financial Statements”.  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIV as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 55
Receivables and deposits		121
Other assets		202
Investment property (Notes C and E):
Land	$ 1,090
Buildings and related personal property	13,021
	14,111
Less accumulated depreciation	(9,985)	4,126
		$ 4,504
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 75
Tenant security deposit liabilities		100
Accrued property taxes		66
Other liabilities		153
Due to affiliates (Note B)		774
Mortgage note payable (Note C)		8,519

Partners' Deficit
General partners	$ (104)
Limited partners (64,806 units
issued and outstanding)	(5,079)	(5,183)
		$ 4,504

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 2,483	$ 2,301
Other income	252	204
Total revenues	2,735	2,505

Expenses:
Operating	1,222	1,164
General and administrative	189	169
Depreciation	554	525
Interest	698	685
Property taxes	131	137
Total expenses	2,794	2,680

Loss from continuing operations	(59)	(175)
Income from discontinued operations (Note A)	--	33
Gain from sale of discontinued operations (Note A)	--	42

Net loss (Note D)	$ (59)	$ (100)

Net loss allocated to general partners	$ (1)	$ (2)
Net loss allocated to limited partners	(58)	(98)
	$ (59)	$ (100)

Per limited partnership unit:
Loss from continuing operations	$ (0.89)	$ (2.63)
Income from discontinued operations	--	0.49
Gain from sale of discontinued operations	--	0.63

Net loss	$ (0.89)	$ (1.51)

Distribution per limited partnership unit	$ --	$ 3.02

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners’ deficit at
December 31, 2004	64,806	$ (97)	$ (4,727)	$ (4,824)

Distribution to partners	--	(4)	(196)	(200)

Net loss for the year
ended December 31, 2005	--	(2)	(98)	(100)

Partners' deficit at
December 31, 2005	64,806	(103)	(5,021)	(5,124)

Net loss for the year
ended December 31, 2006	--	(1)	(58)	(59)

Partners' deficit at
December 31, 2006	64,806	$ (104)	$(5,079)	$(5,183)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (59)	$ (100)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Gain from sale of discontinued operations	--	(42)
Depreciation	554	525
Amortization of loan costs	19	19
Change in accounts:
Receivables and deposits	(54)	94
Other assets	(9)	8
Accounts payable	52	(18)
Tenant security deposit liabilities	51	6
Accrued property taxes	(2)	4
Due to affiliates	96	--
Other liabilities	(2)	(102)
Net cash provided by operating activities	646	394

Cash flows used in investing activities:
Property improvements and replacements	(1,047)	(299)

Cash flows from financing activities:
Payments on mortgage note payable	(316)	(293)
Advances from affiliate	710	--
Payments on advances from affiliate	(32)	--
Distribution to partners	--	(200)
Net cash provided by (used in) financing activities	362	(493)

Net decrease in cash and cash equivalents	(39)	(398)
Cash and cash equivalents at beginning of the year	94	492
Cash and cash equivalents at end of the year	$ 55	$ 94

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 646	$ 667

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 106

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Basis of Presentation:  During the year ended December 31, 2005, certain accruals of approximately $25,000 related to St. Charleston Village Apartments and approximately $17,000 related to Torrey Pines Village Apartments established during the fourth quarter of 2004 related to the November 2004 sales of the properties were reversed due to actual costs being less than anticipated.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these accrual reversals are shown as gain from sale of discontinued operations for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership received a refund of approximately $33,000 resulting from the early cancellation of the properties’ hazard insurance policies and payroll related expenses paid prior to the sale of the properties. This refund is shown as income from discontinued operations for the year ended December 31, 2005.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of Century Sun River LP. The Partnership ultimately owns 100% of this partnership. All interpartnership transactions have been eliminated.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $9,219,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $35,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs: Advertising costs of approximately $40,000 in 2006 and $57,000 in 2005 were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs are amortized over the term of the related loan agreement. At December 31, 2006, loan costs totaled approximately $268,000 and are included in other assets.  At December 31, 2006, accumulated amortization is approximately $111,000. Amortization of loan costs for each of the years ended December 31, 2006 and 2005 was approximately $19,000 and is included in interest expense. Amortization expense is expected to be approximately $18,000 in 2007, $17,000 in 2008, $16,000 in each of the years 2009 and 2010 and $15,000 in 2011.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $134,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $70,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses. At December 31, 2006, approximately $60,000 of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense for the year ended December 31, 2006 was approximately $37,000. During the year ended December 31, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations. There were no advances made to the Partnership or associated accrued interest during the year ended December 31, 2005.  At December 31, 2006, the total outstanding advances and accrued interest are approximately $714,000 and are included in due to affiliates.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $45,000 to the Partnership to fund operating expenses at Sun River Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 limited partnership units (the “Units”) in the Partnership representing 70.68% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Sun River Apartments	$ 8,519	$ 80	7.42%	06/01/21	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and secured by pledge of the Partnership’s rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 340
2008	366
2009	394
2010	425
2011	457
Thereafter	6,537
Total	$ 8,519

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005
Net loss as reported	$ (59)	$ (100)
(Deduct) add:
Depreciation differences	(28)	375
Prepaid rent	(2)	2
Other	10	(160)
Federal taxable (loss) income	$ (79)	$ 117
Federal taxable income per limited
partnership unit (1)	$ 10.19	$ 2.94

(1)

For 2006, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$ (5,183)
Differences resulted from:
Land and buildings	(419)
Accumulated depreciation	(1,100)
Syndication and distribution costs	6,749
Other	41
Net assets - Federal tax basis	$ 88

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Sun River Apartments	$ 8,519	$ 1,102	$ 8,770	$ 4,239

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Sun River
Apartments	$1,090	$13,021	$14,111	$ 9,985	1981	11/80	5-30 years

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$13,170	$12,765
Property improvements	941	405
Balance at end of year	$14,111	$13,170

Accumulated Depreciation
Balance at beginning of year	$ 9,431	$ 8,906
Additions charged to expense	554	525
Balance at end of year	$ 9,985	$ 9,431

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $13,692,000 and $12,750,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $11,085,000 and $10,503,000, respectively.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XIV (the “Partnership” or the “Registrant”) does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”), manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and officers of the Managing General Partner, their ages and the nature of all positions with FCMC presently held by them are as follows:

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January of 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's Units, by the Managing General Partner's directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2006.

	Number	Percentage
Beneficial Owner	of Units	of Class

Riverside Drive LLC (1)	26,610.05	41.06%
(an affiliate of AIMCO)
AIMCO IPLP, L.P. (1)	31.00	0.05%
(an affiliate of AIMCO)
Madison River Properties LLC (1)	2,925.57	4.52%
(an affiliate of AIMCO)
Fox Capital Management Corp. (1)	100.00	0.15%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	16,139.43	24.90%
(an affiliate of AIMCO)

(1)

Entities are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

(2)

AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $134,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $79,000 and $70,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses on the consolidated statements of operations included in “Item 7. Financial Statements”. At December 31, 2006, approximately $60,000 of these expenses remain unpaid and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2006 or 2005, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense for the year ended December 31, 2006 was approximately $37,000. During the year ended December 31, 2006, the Partnership made payments of principal and accrued interest of approximately $32,000 and $1,000, respectively, with cash from operations. There were no advances made to the Partnership or associated accrued interest during the year ended December 31, 2005. At December 31, 2006, the total outstanding advances and accrued interest are approximately $714,000 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced approximately $45,000 to the Partnership to fund operating expenses at Sun River Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,806.05 Units in the Partnership representing 70.68% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.68% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $41,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $12,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIV (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.