Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XIV
filed 2007-05-11
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 110
Receivables and deposits		124
Other assets		243
Investment property:
Land	$ 1,090
Buildings and related personal property	13,090
	14,180
Less accumulated depreciation	(10,135)	4,045
		$ 4,522
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 48
Tenant security deposit liabilities		107
Accrued property taxes		103
Other liabilities		184
Due to affiliates (Note B)		824
Mortgage note payable		8,436

Partners' Deficit
General partners	$ (104)
Limited partners (64,806 units issued and
outstanding)	(5,076)	(5,180)
		$ 4,522

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 644	$ 604
Other income	58	60
Total revenues	702	664

Expenses:
Operating	281	281
General and administrative	50	45
Depreciation	150	132
Interest	181	168
Property taxes	37	35
Total expenses	699	661

Net income	$ 3	$ 3

Net income allocated to general partners (2%)	$ --	$ --

Net income allocated to limited partners (98%)	3	3

	$ 3	$ 3

Net income per limited partnership unit	$ 0.05	$ 0.05

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$64,806	$64,806

Partners' deficit at
December 31, 2006	64,806	$ (104)	$ (5,079)	$(5,183)

Net income for the three months
ended March 31, 2007	--	--	3	3

Partners' deficit at
March 31, 2007	64,806	$ (104)	$ (5,076)	$(5,180)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 3	$ 3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	150	132
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(3)	2
Other assets	(46)	(39)
Accounts payable	(49)	81
Tenant security deposit liabilities	7	5
Accrued property taxes	37	35
Due to affiliates	5	--
Other liabilities	31	8
Net cash provided by operating activities	140	232

Cash flows used in investing activities:
Property improvements and replacements	(47)	(146)

Cash flows from financing activities:
Payments on mortgage note payable	(83)	(77)
Advances from affiliate	45	32
Payments on advances from affiliate	--	(32)
Net cash used in financing activities	(38)	(77)

Net increase in cash and cash equivalents	55	9

Cash and cash equivalents at beginning of period	55	94

Cash and cash equivalents at end of period	$ 110	$ 103

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 158	$ 164
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 22	$ --

Included in property improvements and replacements for the three months ended March 31, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $33,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses. At March 31, 2007, approximately $46,000 of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments, of which approximately $32,000 was advanced during the three months ended March 31, 2006.  During the three months ended March 31, 2007, an affiliate of the Managing General Partner advanced approximately $45,000 to the Partnership to fund operations at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense for the three months ended March 31, 2007 and 2006 was approximately $19,000 and $1,000, respectively. During the three months ended March 31, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the three months ended March 31, 2007. At March 31, 2007, the total outstanding advances and accrued interest are approximately $778,000 and are included in due to affiliates. Subsequent to March 31, 2007, an affiliate of the Managing General Partner advanced approximately $24,000 to the Partnership to fund operations at Sun River Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $64,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Sun River Apartments	94%	95%
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

Results of Operations

The Partnership’s net income for both the three months ended March 31, 2007 and 2006 was approximately $3,000. Net income remained constant as the increase in total revenues was offset by an increase in total expenses.  The increase in total revenues is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is due to an increase in the average rental rate, partially offset by a decrease in occupancy at Sun River Apartments.

The increase in total expenses is due to increases in interest, depreciation and general and administrative expenses. Operating and property tax expenses remained relatively constant for the comparable periods.  The increase in interest expense is primarily a result of an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average debt balance, partially offset by scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying value of the loan. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. General and administrative expenses increased primarily due to increases in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional expenses associated with the administration of the Partnership, partially offset by reduced fees associated with the annual audit and tax return.  Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $110,000, compared to approximately $103,000 at March 31, 2006.  The increase in cash and cash equivalents of approximately $55,000, from December 31, 2006, is due to approximately $140,000 of cash provided by operating activities, partially offset by approximately $47,000 and $38,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments, of which approximately $32,000 was advanced during the three months ended March 31, 2006.  During the three months ended March 31, 2007, an affiliate of the Managing General Partner advanced approximately $45,000 to the Partnership to fund operations at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense for the three months ended March 31, 2007 and 2006 was approximately $19,000 and $1,000, respectively. During the three months ended March 31, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the three months ended March 31, 2007. At March 31, 2007, the total outstanding advances and accrued interest are approximately $778,000 and are included in due to affiliates. Subsequent to March 31, 2007, an affiliate of the Managing General Partner advanced approximately $24,000 to the Partnership to fund operations at Sun River Apartments.

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

During the three months ended March 31, 2007, the Partnership completed approximately $69,000 of capital improvements at Sun River Apartments, consisting primarily of gutter replacement, interior improvements and floor covering and appliance replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,436,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the three months ended March 31, 2007 or 2006.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,811.05 limited partnership units (the "Units") in the Partnership representing 70.69% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 30, 2007, AIMCO Properties, L.P., commenced a tender offer to acquire 18,994.95 Units for a purchase price of $30.72 per Unit. Such offer expired on April 27, 2007, at which time AIMCO Properties, L.P., extended the expiration of offer to May 30, 2007. On May 1, 2007, AIMCO Properties, L.P., adjusted the offer price to $45.00 per Unit. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.69% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, Riverside Drive LLC, an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on Riverside's or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date: May 10, 2007

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

Date: May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.