Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XIV
filed 2007-08-14
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 78
Receivables and deposits		146
Other assets		248
Investment property:
Land	$ 1,090
Buildings and related personal property	13,199
	14,289
Less accumulated depreciation	(10,263)	4,026
		$ 4,498
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 45
Tenant security deposit liabilities		123
Accrued property taxes		75
Other liabilities		153
Due to affiliates (Note B)		895
Mortgage note payable		8,352

Partners' Deficit
General partners	$ (103)
Limited partners (64,806 units issued and
outstanding)	(5,042)	(5,145)
		$ 4,498

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 668	$ 623	$ 1,312	$ 1,227
Other income	63	58	121	118
Total revenues	731	681	1,433	1,345

Expenses:
Operating	303	331	584	612
General and administrative	53	44	103	89
Depreciation	143	140	293	272
Interest	180	171	361	339
Property taxes	38	35	75	70
Total expenses	717	721	1,416	1,382

Casualty gain (Note C)	21	--	21	--
Net income (loss)	$ 35	$ (40)	$ 38	$ (37)

Net income (loss) allocated to
general partners (2%)	$ 1	$ (1)	$ 1	$ (1)
Net income (loss) allocated to
limited partners (98%)	34	(39)	37	(36)
	$ 35	$ (40)	$ 38	$ (37)
Net income (loss) per limited
partnership unit	$ 0.52	$ (0.60)	$ 0.57	$ (0.56)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2006	64,806	$ (104)	$ (5,079)	$ (5,183)

Net income for the six months
ended June 30, 2007	--	1	37	38

Partners' deficit at
June 30, 2007	64,806	$ (103)	$ (5,042)	$ (5,145)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 38	$ (37)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	293	272
Amortization of loan costs	9	9
Casualty gain	(21)	--
Change in accounts:
Receivables and deposits	(25)	(20)
Other assets	(55)	(40)
Accounts payable	(55)	48
Tenant security deposit liabilities	23	18
Accrued property taxes	9	3
Due to affiliates	52	20
Other liabilities	--	14
Net cash provided by operating activities	268	287

Cash flows from investing activities:
Insurance proceeds received	23	--
Property improvements and replacements	(170)	(525)
Net cash used in investing activities	(147)	(525)

Cash flows from financing activities:
Payments on mortgage note payable	(167)	(155)
Advances from affiliate	69	436
Payments on advances from affiliate	--	(32)
Net cash (used in) provided by financing activities	(98)	249

Net increase in cash and cash equivalents	23	11

Cash and cash equivalents at beginning of period	55	94

Cash and cash equivalents at end of period	$ 78	$ 105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 313	$ 326
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 144

Included in property improvements and replacements for the six months ended June 30, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $65,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $36,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses. At June 30, 2007, approximately $72,000 of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $436,000 to fund capital improvements and operating expenses at Sun River Apartments.  During the six months ended June 30, 2007, an affiliate of the Managing General Partner advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense for the six months ended June 30, 2007 and 2006 was approximately $40,000 and $5,000, respectively. During the six months ended June 30, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the six months ended June 30, 2007. At June 30, 2007, the total outstanding advances and accrued interest are approximately $823,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $79,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

In May 2007, Sun River Apartments sustained damages to one unit when a vehicle struck the building. The property incurred damages of approximately $37,000. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of the undepreciated damaged asset of approximately $2,000.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Sun River Apartments	96%	96%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $35,000 and $38,000, respectively, as compared to net loss of approximately $40,000 and $37,000 for the three and six months ended June 30, 2006, respectively. Net income increased for the three months ended June 30, 2007 due to an increase in total revenues and the recognition of a casualty gain during 2007. Net income increased for the six months ended June 30, 2007 due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses. The increase in total revenues for the three and six months ended June 30, 2007 is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income for both periods is due to an increase in the average rental rate at Sun River Apartments.

Total expenses remained relatively constant for the three months ended June 30, 2007 as a decrease in operating expenses was substantially offset by increases in general and administrative and interest expenses. Both depreciation and property tax expense remained relatively constant for the three months ended June 30, 2007. The increase in total expenses for the six months ended June 30, 2007 is due to increases in general and administrative, depreciation and interest expenses, partially offset by a decrease in operating expenses. Property tax expense remained relatively constant for the six months ended June 30, 2007.  The increase in interest expense for both periods is primarily a result of an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance, partially offset by scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan. Depreciation expense increased for the six months ended June 30, 2007 due to property improvements and replacements placed into service at the property during the past twelve months. Operating expense decreased for both periods due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership recorded an estimate of amounts that may be due. General and administrative expenses increased for both periods primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In May 2007, Sun River Apartments sustained damages to one unit when a vehicle struck the building. The property incurred damages of approximately $37,000. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $21,000 as a result of the receipt of insurance proceeds of approximately $23,000, partially offset by the write off of the undepreciated damaged asset of approximately $2,000.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $78,000, compared to approximately $105,000 at June 30, 2006. The increase in cash and cash equivalents of approximately $23,000, from December 31, 2006, is due to approximately $268,000 of cash provided by operating activities, partially offset by approximately $147,000 and $98,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $436,000 to fund capital improvements and operating expenses at Sun River Apartments. During the six months ended June 30, 2007, an affiliate of the Managing General Partner advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense for the six months ended June 30, 2007 and 2006 was approximately $40,000 and $5,000, respectively. During the six months ended June 30, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the six months ended June 30, 2007. At June 30, 2007, the total outstanding advances and accrued interest are approximately $823,000 and are included in due to affiliates.

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

During the six months ended June 30, 2007, the Partnership completed approximately $195,000 of capital improvements at Sun River Apartments, consisting primarily of gutter replacement, interior improvements, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,352,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the six months ended June 30, 2007 or 2006.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,520.05 limited partnership units (the "Units") in the Partnership representing 71.78% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.’s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIV (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.