Form 10QSB
period 2007-09-30
CENTURY PROPERTIES FUND XIV
filed 2007-11-13
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 147
Receivables and deposits		160
Other assets		238
Investment property:
Land	$ 1,090
Buildings and related personal property	13,287
	14,377
Less accumulated depreciation	(10,408)	3,969
		$ 4,514
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 62
Tenant security deposit liabilities		125
Accrued property taxes		112
Other liabilities		144
Due to affiliates (Note B)		937
Mortgage note payable		8,267

Partners' Deficit
General partners	$ (103)
Limited partners (64,806 units issued and
outstanding)	(5,030)	(5,133)
		$ 4,514

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 665	$ 619	$ 1,977	$ 1,846
Other income	77	71	198	189
Total revenues	742	690	2,175	2,035

Expenses:
Operating	320	318	904	930
General and administrative	52	42	155	131
Depreciation	145	145	438	417
Interest	180	178	541	517
Property taxes	37	36	112	106
Total expenses	734	719	2,150	2,101

Casualty gain (Note C)	4	--	25	--
Net income (loss)	$ 12	$ (29)	$ 50	$ (66)

Net income (loss) allocated to
general partners (2%)	$ --	$ (1)	$ 1	$ (1)
Net income (loss) allocated to
limited partners (98%)	12	(28)	49	(65)
	$ 12	$ (29)	$ 50	$ (66)
Net income (loss) per limited
partnership unit	$ 0.19	$ (0.43)	$ 0.76	$ (1.00)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2006	64,806	$ (104)	$ (5,079)	$ (5,183)

Net income for the nine months
ended September 30, 2007	--	1	49	50

Partners' deficit at
September 30, 2007	64,806	$ (103)	$ (5,030)	$ (5,133)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 50	$ (66)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	438	417
Amortization of loan costs	14	14
Casualty gain	(25)	--
Change in accounts:
Receivables and deposits	(39)	(41)
Other assets	(50)	(30)
Accounts payable	(30)	47
Tenant security deposit liabilities	25	45
Accrued property taxes	46	38
Due to affiliates	94	57
Other liabilities	(9)	7
Net cash provided by operating activities	514	488

Cash flows from investing activities:
Insurance proceeds	27	--
Property improvements and replacements	(266)	(878)
Net cash used in investing activities	(239)	(878)

Cash flows from financing activities:
Payments on mortgage note payable	(252)	(235)
Advances from affiliate	69	615
Payments on advances from affiliate	--	(32)
Net cash (used in) provided by financing activities	(183)	348

Net increase (decrease) in cash and cash equivalents	92	(42)

Cash and cash equivalents at beginning of period	55	94

Cash and cash equivalents at end of period	$ 147	$ 52

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 468	$ 487

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 17	$ 50

Included in property improvements and replacements for the nine months ended September 30, 2006 are approximately $106,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $99,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $73,000 and $58,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses. At September 30, 2007, approximately $93,000 of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the nine months ended September 30, 2007 or 2006, as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $615,000 to fund capital improvements and operating expenses at Sun River Apartments.  During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $61,000 and $19,000, respectively. During the nine months ended September 30, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the nine months ended September 30, 2007. At September 30, 2007, the total outstanding advances and accrued interest are approximately $844,000 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Event

In May 2007, Sun River Apartments sustained damages to one unit when a vehicle struck the building. The property incurred damages of approximately $37,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $27,000, approximately $4,000 of which was received during the three months ended September 30, 2007, partially offset by the write off of the undepreciated damaged asset of approximately $2,000.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Sun River Apartments	96%	95%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $12,000 and $50,000, respectively, as compared to net loss of approximately $29,000 and $66,000 for the three and nine months ended September 30, 2006, respectively. Net income increased for both the three and nine months ended September 30, 2007 due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in the average rental rate and occupancy at Sun River Apartments.  The increase in other income for both periods is primarily due to an increase in utility reimbursements at the property.

In May 2007, Sun River Apartments sustained damages to one unit when a vehicle struck the building. The property incurred damages of approximately $37,000. During the nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $25,000 as a result of the receipt of insurance proceeds of approximately $27,000, approximately $4,000 of which was received during the three months ended September 30, 2007, partially offset by the write off of the undepreciated damaged asset of approximately $2,000.

The increase in total expenses for the three months ended September 30, 2007 is primarily due to an increase in general and administrative expenses. Operating, depreciation, interest and property tax expenses remained relatively constant for the three months ended September 30, 2007. The increase in total expenses for the nine months ended September 30, 2007 is due to increases in general and administrative, depreciation and interest expenses, partially offset by a decrease in operating expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2007.  Depreciation expense increased for the nine months ended September 30, 2007 due to property improvements and replacements placed into service at the property during the past twelve months. The increase in interest expense for the nine months ended September 30, 2007 is primarily a result of an increase in interest on advances from an affiliate of the Managing General Partner as a result of a higher average advance balance, partially offset by scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan.  Operating expenses decreased for the nine months ended September 30, 2007 primarily due to a decrease in repairs and maintenance expense and the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  The decrease in operating expenses for the nine months ended September 30, 2007 was partially offset by increases in insurance expense, as a result of increased premiums, and advertising expenses.

General and administrative expenses increased for both periods due to increases in professional expenses associated with the administration of the Partnership. Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2007 is an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $147,000, compared to approximately $52,000 at September 30, 2006. The increase in cash and cash equivalents of approximately $92,000, from December 31, 2006, is due to approximately $514,000 of cash provided by operating activities, partially offset by approximately $239,000 and $183,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2006, an affiliate of the Managing General Partner exceeded this credit limit and advanced approximately $615,000 to fund capital improvements and operating expenses at Sun River Apartments. During the nine months ended September 30, 2007, an affiliate of the Managing General Partner advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $61,000 and $19,000, respectively. During the nine months ended September 30, 2006, the Partnership repaid advances and associated accrued interest of approximately $33,000 with cash from operations.  There were no such payments made during the nine months ended September 30, 2007. At September 30, 2007, the total outstanding advances and accrued interest are approximately $844,000 and are included in due to affiliates.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $283,000 of capital improvements at Sun River Apartments, consisting primarily of gutter replacement, sprinkler system and air conditioning upgrades, interior improvements, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,267,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the nine months ended September 30, 2007 or 2006.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,520.05 limited partnership units (the "Units") in the Partnership representing 71.78% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,610.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.’s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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