Form 10-Q
period 2008-06-30
CENTURY PROPERTIES FUND XIV
filed 2008-08-14
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 210	$ 127
Receivables and deposits	176	154
Other assets	216	223
Investment property:
Land	1,090	1,090
Buildings and related personal property	13,534	13,406
	14,624	14,496
Less accumulated depreciation	(10,846)	(10,554)
	3,778	3,942
	$ 4,380	$ 4,446
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 18	$ 69
Tenant security deposit liabilities	141	129
Accrued property taxes	78	70
Other liabilities	184	155
Due to affiliates (Note B)	1,060	982
Mortgage note payable	7,999	8,179
	9,480	9,584
Partners' Deficit
General partner	(102)	(103)
Limited partners (64,806 units issued and
outstanding)	(4,998)	(5,035)
	(5,100)	(5,138)
	$ 4,380	$ 4,446

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 645	$ 668	$ 1,307	$ 1,312
Other income	76	63	138	121
Total revenues	721	731	1,445	1,433

Expenses:
Operating	292	303	600	584
General and administrative	47	53	93	103
Depreciation	144	143	292	293
Interest	168	180	344	361
Property taxes	39	38	78	75
Total expenses	690	717	1,407	1,416

Casualty gain (Note C)	--	21	--	21
Net income	$ 31	$ 35	$ 38	$ 38

Net income allocated to general
partners (2%)	$ 1	$ 1	$ 1	$ 1
Net income allocated to limited
partners (98%)	30	34	37	37
	$ 31	$ 35	$ 38	$ 38
Net income per limited partnership
unit	$ 0.46	$ 0.52	$ 0.57	$ 0.57

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2007	64,806	$ (103)	$ (5,035)	$ (5,138)

Net income for the six months
ended June 30, 2008	--	1	37	38

Partners' deficit at
June 30, 2008	64,806	$ (102)	$ (4,998)	$ (5,100)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 38	$ 38
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	292	293
Amortization of loan costs	9	9
Casualty gain	--	(21)
Change in accounts:
Receivables and deposits	(22)	(25)
Other assets	(2)	(55)
Accounts payable	(21)	(55)
Tenant security deposit liabilities	12	23
Accrued property taxes	8	9
Due to affiliates	78	52
Other liabilities	29	--
Net cash provided by operating activities	421	268

Cash flows from investing activities:
Insurance proceeds received	--	23
Property improvements and replacements	(158)	(170)
Net cash used in investing activities	(158)	(147)

Cash flows from financing activities:
Payments on mortgage note payable	(180)	(167)
Advances from affiliate	--	69
Net cash used in financing activities	(180)	(98)

Net increase in cash and cash equivalents	83	23

Cash and cash equivalents at beginning of period	127	55

Cash and cash equivalents at end of period	$ 210	$ 78

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 301	$ 313
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 6	$ 25

Included in property improvements and replacements for the six months ended June 30, 2008 are approximately $36,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $69,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $45,000 and $51,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses. At June 30, 2008 and December 31, 2007, approximately $163,000 and $118,000, respectively, of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2008 or 2007, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2006, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments.  During the six months ended June 30, 2007, AIMCO Properties, L.P. advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments.  There were no advances to the Partnership during the six months ended June 30, 2008. These advances accrue interest at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense for the six months ended June 30, 2008 and 2007 was approximately $33,000 and $40,000, respectively. At June 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest are approximately $897,000 and $864,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $40,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $64,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss. The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Sun River Apartments	96%	96%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $31,000 and $38,000, respectively, as compared to net income of approximately $35,000 and $38,000 for the three months and six months ended June 30, 2007. Net income decreased for the three months ended June 30, 2008 due to a decrease in total revenues and recognition of a casualty gain during the three months ended June 30, 2007, partially offset by a decrease in total expenses.  Net income for the six months ended June 30, 2008 remained relatively constant for the comparable periods as an increase in total revenues and a decrease in total expenses was offset by the recognition of a casualty gain during the six months ended June 30, 2007.  The decrease in total revenues for the three months ended June 30, 2008 is due to a decrease in rental income, partially offset by an increase in other income. The increase in total revenues for the six months ended June 30, 2008 is due to an increase in other income, partially offset by a decrease in rental income.  The decrease in rental income for both periods is primarily due to a decrease in the average rental rate at Sun River Apartments. Other income for both periods increased primarily due to an increase in utility reimbursements at the Partnership’s investment property.

The decrease in total expenses for the three months ended June 30, 2008 is due to decreases in operating, general and administrative and interest expenses. The decrease in total expenses for the six months ended June 30, 2008 is due to decreases in general and administrative and interest expenses, partially offset by an increase in operating expenses. Depreciation and property taxes remained relatively constant for both periods. The decrease in operating expenses for the three months ended June 30, 2008 was primarily due to a decrease in repairs and maintenance expenses and an increase in payroll costs capitalized, partially offset by increases in salaries and related benefits and contract services. The increase in operating expenses for the six months ended June 30, 2008 was due to increases in salaries and related benefits, contract services and utilities, partially offset by a decrease in repairs and maintenance expenses and an increase in payroll costs capitalized. The decrease in interest expense for both periods is primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan and a decrease in interest incurred on advances from an affiliate of the Managing General Partner. General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the partnership agreement. Also included in general and administrative expenses for the six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $210,000, compared to approximately $78,000 at June 30, 2007.  The increase in cash and cash equivalents of approximately $83,000, from December 31, 2007, is due to approximately $421,000 of cash provided by operating activities, partially offset by approximately $158,000 and $180,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2006, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $710,000 to fund capital improvements and operating expenses at Sun River Apartments.  During the six months ended June 30, 2007, AIMCO Properties, L.P. advanced approximately $69,000 to the Partnership to fund operating expenses at Sun River Apartments.  There were no advances to the Partnership during the six months ended June 30, 2008. These advances accrue interest at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense for the six months ended June 30, 2008 and 2007 was approximately $33,000 and $40,000, respectively.  At June 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest are approximately $897,000 and $864,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2008, the Partnership completed approximately $128,000 of capital improvements at Sun River Apartments, consisting primarily of recreation facilities upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $7,999,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the six months ended June 30, 2008 or 2007.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at June 30, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review. Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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