Form 10-Q
period 2009-03-31
CENTURY PROPERTIES FUND XIV
filed 2009-05-15
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 72	$ 106
Receivables and deposits	140	153
Other assets	183	180
Investment property:
Land	1,090	1,090
Buildings and related personal property	13,774	13,701
	14,864	14,791
Less accumulated depreciation	(11,305)	(11,150)
	3,559	3,641
	$ 3,954	$ 4,080
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 56	$ 23
Tenant security deposit liabilities	113	122
Accrued property taxes	112	73
Other liabilities	136	91
Due to affiliates (Note B)	885	1,068
Mortgage note payable	7,717	7,781
	9,019	9,158
Partners' Deficit
General partner	(102)	(102)
Limited partners (64,806 units issued and
outstanding)	(4,963)	(4,976)
	(5,065)	(5,078)
	$ 3,954	$ 4,080

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 581	$ 662
Other income	88	62
Total revenues	669	724

Expenses:
Operating	259	308
General and administrative	44	46
Depreciation	155	148
Interest	159	176
Property taxes	39	39
Total expenses	656	717

Net income	$ 13	$ 7

Net income allocated to general partners (2%)	$ --	$ --

Net income allocated to limited partners (98%)	13	7

	$ 13	$ 7

Net income per limited partnership unit	$ 0.20	$ 0.11

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$64,806	$64,806

Partners' deficit at
December 31, 2008	64,806	$ (102)	$ (4,976)	$(5,078)

Net income for the three months
ended March 31, 2009	--	--	13	13

Partners' deficit at
March 31, 2009	64,806	$ (102)	$ (4,963)	$(5,065)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 13	$ 7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	155	148
Bad debt	19	2
Amortization of loan costs	4	5
Change in accounts:
Receivables and deposits	(6)	(5)
Other assets	(7)	(33)
Accounts payable	36	43
Tenant security deposit liabilities	(9)	--
Accrued property taxes	39	39
Due to affiliates	(157)	39
Other liabilities	45	(11)
Net cash provided by operating activities	132	234

Cash flows used in investing activities:
Property improvements and replacements	(76)	(83)

Cash flows from financing activities:
Payments on mortgage note payable	(64)	(89)
Repayment of advances from affiliate	(26)	--
Net cash used in financing activities	(90)	(89)

Net (decrease) increase in cash and cash equivalents	(34)	62

Cash and cash equivalents at beginning of period	106	127

Cash and cash equivalents at end of period	$ 72	$ 189

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 283	$ 151
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 5	$ 13

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $8,000 and $36,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership entered into a sale contract on February 23, 2009 to sell Sun River Apartments to a third party. The contract was terminated on March 24, 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $36,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $19,000 and $22,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses. At March 31, 2009 and December 31, 2008, approximately $160,000 and $141,000, respectively, of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2009 or 2008, as there were no distributions from operations. IMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense for the three months ended March 31, 2009 and 2008 was approximately $11,000 and $17,000, respectively. During the three months ended March 31, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. There were no advances or repayments during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, the total outstanding advances and accrued interest are approximately $725,000 and $927,000, respectively, and are included in due to affiliates.  Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced approximately $80,000 to the Partnership to fund operating expenses at Sun River Apartments.The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Sun River Apartments	94%	97%
Tempe, Arizona

The Managing General Partner attributes the decrease in occupancy at Sun River Apartments to poor market conditions.

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

Results of Operations

The Partnership entered into a sale contract on February 23, 2009 to sell Sun River Apartments to a third party. The contract was terminated on March 24, 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

The Partnership’s net income for the three months ended March 31, 2009 was approximately $13,000 as compared to net income of approximately $7,000 for the three months ended March 31, 2008. Net income increased due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses was due to decreases in operating and interest expenses, partially offset by an increase in depreciation expense. General and administrative expenses and property taxes remained relatively constant for the comparable periods. The decrease in operating expenses was primarily due to decreases in salaries and related benefits and routine repairs and maintenance expenses. The decrease in interest expense was primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan and a decrease in interest incurred on advances from an affiliate of the Managing General Partner due to a decrease in the variable interest rate. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income was primarily due to decreases in the average rental rate and occupancy and an increase in bad debt expense at the Partnership’s investment property. The increase in other income was primarily due to increases in lease cancellation fees, late charges and other fees, partially offset by a decrease in utility reimbursements at the Partnership’s investment property.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $72,000, compared to approximately $189,000 at March 31, 2008.  The decrease in cash and cash equivalents of approximately $34,000 from December 31, 2008 is due to approximately $76,000 and $90,000 of cash used in investing and financing activities, respectively, partially offset by approximately $132,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property and repayment of advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense for the three months ended March 31, 2009 and 2008 was approximately $11,000 and $17,000, respectively. During the three months ended March 31, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. There were no advances or repayments during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, the total outstanding advances and accrued interest are approximately $725,000 and $927,000, respectively, and are included in due to affiliates.  Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced approximately $80,000 to the Partnership to fund operating expenses at Sun River Apartments.The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2009, the Partnership completed approximately $73,000 of capital improvements at Sun River Apartments, consisting primarily of kitchen and bath resurfacing, fencing upgrades, swimming pool upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $7,717,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the three months ended March 31, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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