Form 10-Q
period 2009-06-30
CENTURY PROPERTIES FUND XIV
filed 2009-08-12
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 90	$ 106
Receivables and deposits	139	153
Other assets	182	180
Investment property:
Land	1,090	1,090
Buildings and related personal property	13,874	13,701
	14,964	14,791
Less accumulated depreciation	(11,462)	(11,150)
	3,502	3,641
	$ 3,913	$ 4,080
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 76	$ 23
Tenant security deposit liabilities	109	122
Accrued property taxes	79	73
Other liabilities	130	91
Due to affiliates (Note B)	983	1,068
Mortgage note payable	7,619	7,781
	8,996	9,158
Partners' Deficit
General partner	(102)	(102)
Limited partners (64,806 units issued and
outstanding)	(4,981)	(4,976)
	(5,083)	(5,078)
	$ 3,913	$ 4,080

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 595	$ 645	$ 1,176	$ 1,307
Other income	68	76	156	138
Total revenues	663	721	1,332	1,445

Expenses:
Operating	263	292	522	600
General and administrative	42	47	86	93
Depreciation	157	144	312	292
Interest	179	168	338	344
Property taxes	40	39	79	78
Total expenses	681	690	1,337	1,407

Net (loss) income	$ (18)	$ 31	$ (5)	$ 38

Net (loss) income allocated to
general partners (2%)	$ --	$ 1	$ --	$ 1
Net (loss) income allocated to
limited partners (98%)	(18)	30	(5)	37
	$ (18)	$ 31	$ (5)	$ 38
Net (loss) income per limited
partnerships unit	$ (0.28)	$ 0.46	$ (0.08)	$ 0.57

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2008	64,806	$ (102)	$ (4,976)	$ (5,078)

Net loss for the six months
ended June 30, 2009	--	--	(5)	(5)

Partners' deficit at
June 30, 2009	64,806	$ (102)	$ (4,981)	$ (5,083)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (5)	$ 38
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	312	292
Amortization of loan costs	8	9
Change in accounts:
Receivables and deposits	14	(22)
Other assets	(10)	(2)
Accounts payable	37	(21)
Tenant security deposit liabilities	(13)	12
Accrued property taxes	6	8
Other liabilities	39	29
Due to affiliates	(139)	78
Net cash provided by operating activities	249	421

Cash flows used in investing activities:
Property improvements and replacements	(157)	(158)

Cash flows from financing activities:
Payments on mortgage note payable	(162)	(180)
Repayment of advances from affiliate	(26)	--
Advances from affiliate	80	--
Net cash used in financing activities	(108)	(180)

Net (decrease) increase in cash and cash equivalents	(16)	83

Cash and cash equivalents at beginning of period	106	127

Cash and cash equivalents at end of period	$ 90	$ 210

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 449	$ 301
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 24	$ 6

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $8,000 and $36,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $71,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $45,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses. At June 30, 2009 and December 31, 2008, approximately $168,000 and $141,000, respectively, of these reimbursements remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2009 or 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced approximately $80,000 to the Partnership to assist with the payment of real estate taxes at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense for the six months ended June 30, 2009 and 2008 was approximately $22,000 and $33,000, respectively. During the six months ended June 30, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. There were no advances or repayments during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the total outstanding advances and accrued interest are approximately $815,000 and $927,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $8,097,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Sun River Apartments	94%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $18,000 and $5,000, respectively, as compared to net income of approximately $31,000 and $38,000 for the three and six months ended June 30, 2008, respectively. Net loss increased for the three and six months ended June 30, 2009 due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues for the three month period was due to a decrease in both rental income and other income. The decrease in total revenues for the six month period was due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods primarily due to decreases in the average rental rate and occupancy at the Partnership’s investment property. The decrease in rental income for the six month period was also due to an increase in bad debt expense. Other income decreased for the three month period primarily due to decreases in late charges and utility reimbursements at the Partnership’s investment property. Other income increased for the six month period primarily due to increases in lease cancellation fees, partially offset by a decrease in utility reimbursements at the Partnership’s investment property.

The decrease in total expenses for the three and six months ended June 30, 2009 was due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense. The decrease in total expenses for the three months ended June 30, 2009 was also partially offset by an increase in interest expense. The decrease in total expenses for the six months ended June 30, 2009 was also due to a decrease in interest expense. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased for both periods primarily due to decreases in salaries and related benefits, routine repairs and maintenance expenses and hazard insurance premiums. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. The increase in interest expense for the three month period was primarily due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by a decrease in interest expense as a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan and a decrease in interest incurred on advances from an affiliate of the Managing General Partner due to a decrease in the variable interest rate. The decrease in interest expense for the six month period was primarily a result of scheduled principal payments made on the mortgage encumbering Sun River Apartments, which reduced the carrying balance of the loan and a decrease in interest incurred on advances from an affiliate of the Managing General Partner due to a decrease in the variable interest rate, partially offset by an increase due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.

The decrease in general and administrative expenses for both periods was primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional fees associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $90,000, compared to approximately $210,000 at June 30, 2008.  The decrease in cash and cash equivalents of approximately $16,000 from December 31, 2008 is due to approximately $157,000 and $108,000 of cash used in investing and financing activities, respectively, partially offset by approximately $249,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property and repayment of advances from an affiliate, partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced approximately $80,000 to the Partnership to assist with the payment of real estate tax expense at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense for the six months ended June 30, 2009 and 2008 was approximately $22,000 and $33,000, respectively. During the six months ended June 30, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. There were no advances or repayments during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, the total outstanding advances and accrued interest are approximately $815,000 and $927,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2009, the Partnership completed approximately $173,000 of capital improvements at Sun River Apartments, consisting primarily of kitchen and bath resurfacing, air conditioning upgrades, fencing upgrades, swimming pool upgrades and appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness of approximately $7,619,000 requires monthly payments of principal and interest until the loan matures in June 2021, at which time the loan is scheduled to be fully amortized.

There were no cash distributions paid to the partners during the six months ended June 30, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to AIMCO Properties, L.P. at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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