Form 10-K
period 2009-12-31
CENTURY PROPERTIES FUND XIV
filed 2010-03-29
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Sun River Apartments	11/80	Fee ownership subject	Apartment
Tempe, Arizona		to first and second	334 units
mortgages.

The property is held by a limited partnership in which the Partnership ultimately owns a 100% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Sun River Apartments	$15,220	$11,788	5-30 years	SL	$ 2,978

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Sun RiverApartments
1st mortgage	$ 7,447	7.42%	30 years	06/01/21	$ 6,233
2nd mortgage	3,122	6.92%	30 years	06/01/21	2,578
	$10,569				$ 8,811

(1)   Fixed rate mortgages

(2)   See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the fixed rate loans and other specific details about the loans.

On October 7, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,125,000 on Sun River Apartments.  The second mortgage bears interest at a fixed interest rate of 6.92% per annum and requires monthly payments of principal and interest of approximately $21,000 beginning December 1, 2009 through the June 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,578,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $120,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Sun River Apartments. The modification includes a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $52,000, commencing December 1, 2009 through the June 1, 2021 maturity date, at which time a balloon payment of approximately $6,233,000 is due.  The previous terms were a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $80,000 through the June 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan. In connection with the modification of the existing mortgage, loan costs of approximately $6,000 were expensed and are included in general and administrative expenses.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Sun River Apartments	$7,372	$8,067	95%	97%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009

Billing

Rate

	(in thousands)

Sun River Apartments	$154	0.95%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $429,000 of capital improvements at Sun River Apartments, consisting primarily of kitchen and bath upgrades, air conditioning upgrades, fencing upgrades, swimming pool upgrades, parking lot resurfacing and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units (the “Units”). As of December 31, 2009, the number of holders of Units was 1,745 owning an aggregate of 64,806 Units.  Affiliates of the Managing General Partner owned 46,528.05 Units or 71.80% at December 31, 2009. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Financing (1)	$ 1,670	$ 25.26	$ --	$ --

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $185,000 from proceeds from the October 2009 second mortgage obtained on Sun River Apartments (approximately $181,000 to the limited partners or $2.79 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods. See "Item 2. Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 Units in the Partnership representing 71.80% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, the interest rate on the mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $130,000 compared to net income of approximately $60,000 for the year ended December 31, 2008. Net loss increased for the year ended December 31, 2009 due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues was due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in the average rental rate and occupancy at the Partnership’s investment property and an increase in bad debt expense. Other income increased primarily due to an increase in lease cancellation fees at the Partnership’s investment property.

The decrease in total expenses was due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to decreases in salaries and related benefits, hazard insurance premiums and management fee expense due to a decrease in revenues upon which the fee is based. Interest expense increased due to the addition of a second mortgage at the property during 2009 and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by a decrease in interest primarily as a result of scheduled principal payments made on the first mortgage, which reduced the carrying balance of the loan, and a decrease in interest incurred on advances from an affiliate of the Managing General Partner as a result of payments during 2009 and a decrease in the variable interest rate. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

The decrease in general and administrative expenses was primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional fees associated with the administration of the Partnershipand expenses associated with the modification to the first mortgage encumbering Sun River Apartments. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $230,000, compared to approximately $106,000 at December 31, 2008.  The increase in cash and cash equivalents of approximately $124,000 from December 31, 2008 is due to approximately $310,000 and $251,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $437,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Sun River Apartments and advances received from an affiliate, partially offset by loan costs paid, principal payments made on the mortgages encumbering the Partnership’s investment property, repayment of advances from an affiliate and distributions to partners. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced approximately $193,000 to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartmentsand fund payment of fees associated with the second mortgage obtained on Sun River Apartments, as discussed below.These advances accrued interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $34,000 and $63,000, respectively. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments.There were no advances or repayments during the year ended December 31, 2008. At December 31, 2008, the total outstanding advances and accrued interest were approximately $927,000, and were included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On October 7, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,125,000 on Sun River Apartments.  The second mortgage bears interest at a fixed interest rate of 6.92% per annum and requires monthly payments of principal and interest of approximately $21,000 beginning December 1, 2009 through the June 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,578,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $120,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Sun River Apartments. The modification includes a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $52,000, commencing December 1, 2009 through the June 1, 2021 maturity date, at which time a balloon payment of approximately $6,233,000 is due.  The previous terms were a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $80,000 through the June 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan. In connection with the modification of the existing mortgage, loan costs of approximately $6,000 were expensed and are included in general and administrative expenses.

The Managing General Partner will attempt to refinance and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Financing (1)	$ 1,670	$ 25.26	$ --	$ --

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Subsequent to December 31, 2009, the Partnership distributed approximately $185,000 from proceeds from the October 2009 second mortgageobtained on Sun River Apartments (approximately$181,000 to the limited partners or $2.79 per limited partnership unit).  Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additionaldistributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 Units in the Partnership representing 71.80% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIV

We have audited the accompanying consolidated balance sheets of Century Properties Fund XIV as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

                             CENTURY PROPERTIES FUND XIV

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 230	$ 106
Receivables and deposits	122	153
Other assets	262	180
Investment property (Notes C and E):
Land	1,090	1,090
Buildings and related personal property	14,130	13,701
	15,220	14,791
Less accumulated depreciation	(11,788)	(11,150)
	3,432	3,641
	$ 4,046	$ 4,080
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 30	$ 23
Tenant security deposit liabilities	92	122
Accrued property taxes	77	73
Other liabilities	156	91
Due to affiliates (Note B)	--	1,068
Mortgage notes payable (Note C)	10,569	7,781
	10,924	9,158
Partners' Deficit
General partners	(138)	(102)
Limited partners (64,806 units issued and
outstanding)	(6,740)	(4,976)
	(6,878)	(5,078)
	$ 4,046	$ 4,080

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 2,293	$ 2,585
Other income	314	282
Total revenues	2,607	2,867

Expenses:
Operating	1,095	1,194
General and administrative	161	197
Depreciation	638	596
Interest	689	675
Property taxes	154	145
Total expenses	2,737	2,807

Net (loss) income (Note D)	$ (130)	$ 60

Net (loss) income allocated to general partners (2%)	$ (3)	$ 1
Net (loss) income allocated to limited partners (98%)	(127)	59
	$ (130)	$ 60

Net (loss) income per limited partnership unit	$ (1.96)	$ 0.91

Distributions per limited partnership unit	$ 25.26	$ --

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2007	64,806	$ (103)	$ (5,035)	$ (5,138)

Net income for the year
ended December 31, 2008	--	1	59	60

Partners' deficit at
December 31, 2008	64,806	(102)	(4,976)	(5,078)

Distributions to partners	--	(33)	(1,637)	(1,670)

Net loss for the year ended
December 31, 2009	--	(3)	(127)	(130)

Partners’ deficit at
December 31, 2009	64,806	$ (138)	$ (6,740)	$ (6,878)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (130)	$ 60
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	638	596
Amortization of loan costs	18	17
Change in accounts:
Receivables and deposits	31	1
Other assets	20	26
Accounts payable	15	(18)
Tenant security deposit liabilities	(30)	(7)
Accrued property taxes	4	3
Due to affiliates	(321)	86
Other liabilities	65	(64)
Net cash provided by operating activities	310	700

Cash flows used in investing activities:
Property improvements and replacements	(437)	(323)

Cash flows from financing activities:
Payments on mortgage notes payable	(337)	(398)
Proceeds from mortgage note payable	3,125	--
Advances from affiliate	193	--
Repayment of advances from affiliate	(940)	--
Loan costs paid	(120)	--
Distributions to partners	(1,670)	--
Net cash provided by (used in) financing
activities	251	(398)

Net increase (decrease) in cash and cash equivalents	124	(21)
Cash and cash equivalents at beginning of the year	106	127
Cash and cash equivalents at end of the year	$ 230	$ 106

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 788	$ 643

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 8

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership’s incremental borrowing rate was approximately $11,389,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $173,000 and $42,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

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

Advertising Costs: Advertising costs of approximately $51,000 in 2009 and $50,000 in 2008 were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $388,000 and $268,000, less accumulated amortization of approximately $164,000 and $146,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2009 and 2008 was approximately $18,000 and $17,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $26,000 in 2010, $25,000 in 2011, $24,000 in 2012, $23,000 in 2013 and $22,000 in 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $142,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $95,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses. At December 31, 2008, approximately $141,000 of these reimbursements were unpaid and included in due to affiliates. There are no outstanding reimbursements owed at December 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2009 or 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced approximately $193,000 to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartmentsand fund payment of fees associated with the second mortgage obtained on Sun River Apartments, as discussed in “Note C – Mortgage Notes Payable”.These advances accrued interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $34,000 and $63,000, respectively. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments.There were no advances or repayments during the year ended December 31, 2008. At December 31, 2008, the total outstanding advances and accrued interest were approximately $927,000, and were included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In connection with the addition of a second mortgage on Sun River Apartments in October 2009 (see “Note C – Mortgage Notes Payable”), the Managing General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, the Partnership paid a fee of approximately $31,000 to the Managing General Partner during the year ended December 31, 2009.  This fee was capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the “Units”) in the Partnership representing 71.80% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)

Sun River
Apartments
1st mortgage	$ 7,447	$ 7,781	$ 52	7.42%	06/01/21	$ 6,233
2nd mortgage	3,122	--	21	6.92%	06/01/21	2,578
	$10,569	$ 7,781	$ 73			$ 8,811

The mortgage notes payable are fixed rate mortgages that are non-recourse and secured by pledge of the Partnership’s rental property and by pledge of revenues from the rental property. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On October 7, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,125,000 on Sun River Apartments.  The second mortgage bears interest at a fixed interest rate of 6.92% per annum and requires monthly payments of principal and interest of approximately $21,000 beginning December 1, 2009 through the June 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,578,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $120,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Sun River Apartments. The modification includes a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $52,000, commencing December 1, 2009 through the June 1, 2021 maturity date, at which time a balloon payment of approximately $6,233,000 is due.  The previous terms were a fixed interest rate of 7.42% per annum and monthly payments of principal and interest of approximately $80,000 through the June 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan. In connection with the modification of the existing mortgage, loan costs of approximately $6,000 were expensed and are included in general and administrative expenses.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 103
2011	110
2012	119
2013	127
2014	137
Thereafter	9,973
Total	$10,569

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	2009	2008
Net (loss) income as reported	$ (130)	$ 60
Add (deduct):
Depreciation differences	290	292
Prepaid rent	(5)	12
Other	(30)	(8)
Federal taxable income	$ 125	$ 356
Federal taxable income per limited
partnership unit (1)	$ 1.89	$ 5.55

1)    For 2009 and 2008, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net liabilities as reported	$ (6,878)	$ (5,078)
Differences resulted from:
Land and buildings	(439)	(432)
Accumulated depreciation	(15)	(305)
Syndication and distribution costs	6,749	6,749
Other	28	56
Net assets - Federal tax basis	$ (555)	$ 990

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Sun River Apartments	$10,569	$ 1,102	$ 8,770	$ 5,348

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Sun River
Apartments	$1,090	$14,130	$15,220	$11,788	1981	11/80	5-30 years

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$14,791	$14,496
Property improvements	429	295
Balance at end of year	$15,220	$14,791

Accumulated Depreciation
Balance at beginning of year	$11,150	$10,554
Additions charged to expense	638	596
Balance at end of year	$11,788	$11,150

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $14,781,000 and $14,359,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $11,803,000 and $11,455,000, respectively.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	38	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's Units, by the Managing General Partner's directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2009.

	Number	Percentage
Beneficial Owner	of Units	of Class

AIMCO IPLP, L.P. (1)	26,641.05	41.11%
(an affiliate of AIMCO)
Madison RiverProperties LLC (1)	2,925.57	4.52%
(an affiliate of AIMCO)
Fox Capital Management Corp. (1)	100.00	0.15%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	16,861.43	26.02%
(an affiliate of AIMCO)

(1)   Entities are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $142,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $95,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, approximately $141,000 of these reimbursements were unpaid and included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There are no outstanding reimbursements owed at December 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2009 or 2008, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced approximately $193,000 to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartmentsand fund payment of fees associated with the second mortgage obtained on Sun River Apartments.These advances accrued interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense for the years ended December 31, 2009 and 2008 was approximately $34,000 and $63,000, respectively. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments.There were no advances or repayments during the year ended December 31, 2008. At December 31, 2008, the total outstanding advances and accrued interest were approximately $927,000, and were included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In connection with the addition of a second mortgage on Sun River Apartments in October 2009 (see “Item 8. Financial Statements and Supplementary Data – Note C - Mortgage Notes Payable”), the Managing General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, the Partnership paid a fee of approximately $31,000 to the Managing General Partner during the year ended December 31, 2009.  This fee was capitalized and is included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $26,000 and $66,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the “Units”) in the Partnership representing 71.80% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $41,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following financial statements of the Registrant are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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