Form 10-Q
period 2010-09-30
CENTURY PROPERTIES FUND XIV
filed 2010-11-12
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 50	$ 230
Receivables and deposits	122	122
Other assets	249	262
Investment property:
Land	1,090	1,090
Buildings and related personal property	14,310	14,130
	15,400	15,220
Less accumulated depreciation	(12,282)	(11,788)
	3,118	3,432
	$ 3,539	$ 4,046
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 40	$ 30
Tenant security deposit liabilities	93	92
Accrued property taxes	146	77
Other liabilities	138	156
Mortgage notes payable	10,493	10,569
	10,910	10,924
Partners' Deficit
General partner	(148)	(138)
Limited partners (64,806 units issued and
outstanding)	(7,223)	(6,740)
	(7,371)	(6,878)
	$ 3,539	$ 4,046

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 554	$ 562	$ 1,649	$ 1,738
Other income	79	77	222	233
Total revenues	633	639	1,871	1,971

Expenses:
Operating	299	289	833	811
General and administrative	34	35	110	121
Depreciation	166	161	498	473
Interest	202	156	599	494
Property taxes	49	39	147	118
Total expenses	750	680	2,187	2,017

Casualty gain (Note D)	--	--	8	--

Net loss	$ (117)	$ (41)	$ (308)	$ (46)

Net loss allocated to general
partners (2%)	$ (2)	$ (1)	$ (6)	$ (1)
Net loss allocated to limited
partners (98%)	(115)	(40)	(302)	(45)
	$ (117)	$ (41)	$ (308)	$ (46)
Net loss per limited partnership
unit	$ (1.77)	$ (0.62)	$ (4.66)	$ (0.69)

Distributions per limited partnership
unit	$ --	$ --	$ 2.79	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2009	64,806	$ (138)	$ (6,740)	$ (6,878)

Distributions to partners	--	(4)	(181)	(185)

Net loss for the nine months
ended September 30, 2010	--	(6)	(302)	(308)

Partners' deficit at
September 30, 2010	64,806	$ (148)	$ (7,223)	$ (7,371)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (308)	$ (46)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	498	473
Amortization of loan costs	19	12
Casualty gain	(8)	--
Change in accounts:
Receivables and deposits	--	2
Other assets	(6)	3
Accounts payable	(11)	33
Tenant security deposit liabilities	1	(24)
Accrued property taxes	69	45
Due to affiliates	--	(115)
Other liabilities	(18)	30
Net cash provided by operating activities	236	413

Cash flows from investing activities:
Property improvements and replacements	(163)	(314)
Insurance proceeds	8	--
Net cash used in investing activities	(155)	(314)

Cash flows from financing activities:
Payments on mortgage notes payable	(76)	(261)
Repayment of advances from affiliate	(33)	(26)
Advances from affiliate	33	130
Distributions to partners	(185)	--
Net cash used in financing activities	(261)	(157)

Net decrease in cash and cash equivalents	(180)	(58)

Cash and cash equivalents at beginning of period	230	106

Cash and cash equivalents at end of period	$ 50	$ 48

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 575	$ 590

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 21	$ 32

Included in property improvements and replacements for the nine months ended September 30, 2009 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $97,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $40,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the nine months ended September 30, 2010 or 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. advanced approximately $33,000 and $130,000, respectively, to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrued interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2010 and 2009 was less than $1,000 and approximately $32,000, respectively. During the nine months ended September 30, 2010 the Partnership repaid approximately $33,000 of the outstanding advances and accrued interest. During the nine months ended September 30, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. During the fourth quarter of 2009, the Partnership repaid all remaining outstanding advances and accrued interest of approximately $941,000 with proceeds from the second mortgage obtained on Sun River Apartments. There were no outstanding advances or associated accrued interest payable at September 30, 2010 or December 31, 2009. Subsequent to September 30, 2010, the Partnership received additional advances of approximately $57,000 to fund operating expenses at Sun River Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commssion.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $12,566,000.

Note D – Casualty Event

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged.  During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2010 was approximately $117,000 and $308,000, respectively, compared to a net loss of approximately $41,000 and $46,000 for the three and nine months ended September 30, 2009, respectively. Net loss increased for the three and nine months ended September 30, 2010 due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the nine months ended September 30, 2010 is partially offset by the recognition of a casualty gain during the nine months ended September 30, 2010. The decrease in total revenues for both periods is due to a decrease in rental income. The decrease in total revenues for the nine month period is also due to a decrease in other income. Other income remained relatively constant for the three month period. The decrease in rental income for both periods is due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property and a decrease in bad debt expense. The decrease in other income for the nine month period is primarily due to a decrease in lease cancellation fees at the Partnership’s investment property partially offset by an increase in pet fees.

The increase in total expenses for the three and nine months ended September 30, 2010 is due to increases in operating, depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses for the three month period is primarily due to an increase in marketing costs. The increase in operating expenses for the nine month period is primarily due to increases in routine repair and maintenance expenses, salaries and related benefits and marketing costs, partially offset by a decrease in contract services at the Partnership’s investment property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased for both periods due to the addition of a second mortgage at the property during October 2009, partially offset by a decrease in interest expense primarily as a result of scheduled principal payments made on the first mortgage which reduced the carrying balance of the loan, and a decrease in interest incurred on advances from an affiliate of the Managing General Partner as a result of the repayment of all outstanding advances during 2009. The increase in interest expense for the nine month period is also partially offset by a decrease in the interest expense incurred by the Partnership in 2009 in connection with the escheatment of unclaimed distributions. Property tax expense increased for both periods due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged.  During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $50,000, compared to approximately $230,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $180,000 from December 31, 2009 is due to approximately $155,000 and $261,000 of cash used in investing and financing activities, respectively, partially offset by approximately $236,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property, distributions to partners and repayment of advances from an affiliate, partially offset by advances received from an affiliate.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. advanced approximately $33,000 and $130,000, respectively, to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrued interest at the prime rate plus 2%. Interest expense for the nine months ended September 30, 2010 and 2009 was less than $1,000 and approximately $32,000, respectively. During the nine months ended September 30, 2010 the Partnership repaid approximately $33,000 of the outstanding advances and accrued interest. During the nine months ended September 30, 2009 the Partnership repaid approximately $213,000 of the outstanding advances and accrued interest. During the fourth quarter of 2009, the Partnership repaid all remaining outstanding advances and accrued interest of approximately $941,000 with proceeds from the second mortgage obtained on Sun River Apartments. There were no outstanding advances or associated accrued interest payable at September 30, 2010 or December 31, 2009. Subsequent to September 30, 2010, the Partnership received additional advances of approximately $57,000 to fund operating expenses at Sun River Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commssion.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $184,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning, kitchen and bath upgrades, electrical upgrades, appliance and floor covering replacements and reconstruction related to damages to the property caused by a water line break. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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