Form 10-K
period 2010-12-31
CENTURY PROPERTIES FUND XIV
filed 2011-03-25
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Sun RiverApartments	11/80	Fee ownership subject	Apartment
Tempe, Arizona		to first and second	334 units
mortgages.

The property is held by a limited partnership in which the Partnership ultimately owns a 100% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Sun RiverApartments	$15,459	$12,451	5-30 years	SL	$ 2,877

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Sun River Apartments
1st mortgage	$ 7,376	7.42%	30 years	06/01/21	$ 6,233
2nd mortgage	3,090	6.92%	30 years	06/01/21	2,578
	$10,466				$ 8,811

(1)   Fixed rate mortgages

(2)   See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the fixed rate loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Sun River Apartments	$6,862	$7,372	96%	95%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property were as follows:

	2010	2010

Billing

Rate

	(in thousands)

Sun River Apartments	$190	0.93%

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $243,000 of capital improvements at Sun River Apartments, consisting primarily of air conditioning, kitchen and bath upgrades, electrical upgrades, roof replacement, appliance and floor covering replacements and reconstruction related to damages to the property caused by a water line break. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, originally sold 64,806 Limited Partnership Units (the “Units”). As of December 31, 2010, the number of holders of Units was 1,745 owning an aggregate of 64,806 Units.  Affiliates of the Managing General Partner owned 46,528.05 Units or 71.80% at December 31, 2010. There is no intention to sell additional Units nor is there an established public trading market for these Units.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Financing (1)	$ 185	$ 2.79	$ 1,670	$ 25.26

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods. See "Item 2. Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 Units in the Partnership representing 71.80% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2010 was approximately $397,000 compared to a net loss of approximately $130,000 for the year ended December 31, 2009. Net loss increased for the year ended December 31, 2010 due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain during the year ended December 31, 2010. The decrease in total revenues is due to decreases in rental income and other income. The decrease in rental income is due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property and a decrease in bad debt expense. The decrease in other income is primarily due to a decrease in lease cancellation fees at the Partnership’s investment property, partially offset by an increase in pet fees.

The increase in total expenses is due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expenses remained relatively constant as increases in routine repair and maintenance expenses, salaries and related benefits and marketing costs were offset by a decrease in contract services at the Partnership’s investment property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased due to the addition of a second mortgage at the property during October 2009, partially offset by a decrease in interest expense as a result of scheduled principal payments made on the first mortgage which reduced the carrying balance of the loan, a decrease in interest expense incurred on advances from an affiliate of the Managing General Partner as a result of the repayment of all outstanding advances during 2009 and interest expense incurred by the Partnership in 2009 in connection with the escheatment of unclaimed distributions. Property tax expense increased due to an increase in the assessed value of the property.

The decrease in general and administrative expenses is primarily due to a decrease in professional fees associated with the administration of the Partnershipand expenses associated with the modification to the first mortgage encumbering Sun River Apartments in 2009. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $103,000 compared to approximately $230,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $127,000 from December 31, 2009 is due to approximately $235,000 and $175,000 of cash used in investing and financing activities, respectively, partially offset by approximately $283,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property, distributions to partners and repayment of advances from an affiliate, partially offset by advances received from an affiliate.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced approximately $146,000 and $193,000, respectively, to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartments and fund payment of fees associated with the second mortgage obtained on Sun River Apartments in 2009, as discussed below. These advances accrue interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $1,000 and $34,000, respectively. During the year ended December 31, 2010 the Partnership repaid approximately $33,000 of the outstanding advances and accrued interest. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments. At December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $114,000 and was included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $50,000 of the outstanding advances and accrued interest.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Financing (1)	$ 185	$ 2.79	$ 1,670	$ 25.26

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additionaldistributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIV

We have audited the accompanying consolidated balance sheets of Century Properties Fund XIV as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIV at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                             CENTURY PROPERTIES FUND XIV

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 103	$ 230
Receivables and deposits	121	122
Other assets	250	262
Investment property (Notes C and E):
Land	1,090	1,090
Buildings and related personal property	14,369	14,130
	15,459	15,220
Less accumulated depreciation	(12,451)	(11,788)
	3,008	3,432
	$ 3,482	$ 4,046
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 9	$ 30
Tenant security deposit liabilities	87	92
Accrued property taxes	95	77
Other liabilities	171	156
Due to affiliates (Note B)	114	--
Mortgage notes payable (Note C)	10,466	10,569
	10,942	10,924
Partners' Deficit
General partners	(150)	(138)
Limited partners	(7,310)	(6,740)
	(7,460)	(6,878)
	$ 3,482	$ 4,046

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 2,190	$ 2,293
Other income	303	314
Total revenues	2,493	2,607

Expenses:
Operating	1,096	1,095
General and administrative	149	161
Depreciation	667	638
Interest	796	689
Property taxes	190	154
Total expenses	2,898	2,737

Casualty gain (Note F)	8	--

Net loss (Note D)	$ (397)	$ (130)

Net loss allocated to general partners (2%)	$ (8)	$ (3)
Net loss allocated to limited partners (98%)	(389)	(127)
	$ (397)	$ (130)

Net loss per limited partnership unit	$ (6.00)	$ (1.96)

Distributions per limited partnership unit	$ 2.79	$ 25.26

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$ 64,806	$ 64,806

Partners' deficit at
December 31, 2008	64,806	$ (102)	$ (4,976)	$ (5,078)

Distributions to partners	--	(33)	(1,637)	(1,670)

Net loss for the year
ended December 31, 2009	--	(3)	(127)	(130)

Partners' deficit at
December 31, 2009	64,806	(138)	(6,740)	(6,878)

Distributions to partners	--	(4)	(181)	(185)

Net loss for the year ended
December 31, 2010	--	(8)	(389)	(397)

Partners’ deficit at
December 31, 2010	64,806	$ (150)	$ (7,310)	$ (7,460)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XIV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (397)	$ (130)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	667	638
Amortization of loan costs	26	18
Casualty gain	(8)	--
Change in accounts:
Receivables and deposits	1	31
Other assets	(14)	20
Accounts payable	(21)	15
Tenant security deposit liabilities	(5)	(30)
Accrued property taxes	18	4
Due to affiliates	1	(321)
Other liabilities	15	65
Net cash provided by operating activities	283	310

Cash flows from investing activities:
Property improvements and replacements	(243)	(437)
Insurance proceeds	8	--
Net cash used in investing activities	(235)	(437)

Cash flows from financing activities:
Payments on mortgage notes payable	(103)	(337)
Proceeds from mortgage note payable	--	3,125
Advances from affiliate	146	193
Repayment of advances from affiliate	(33)	(940)
Loan costs paid	--	(120)
Distributions to partners	(185)	(1,670)
Net cash (used in) provided by financing
activities	(175)	251

Net (decrease) increase in cash and cash equivalents	(127)	124
Cash and cash equivalents at beginning of the year	230	106
Cash and cash equivalents at end of the year	$ 103	$ 230

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 766	$ 788

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

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

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership’s incremental borrowing rate was approximately $12,058,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $28,000 and $173,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

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

Advertising Costs: Advertising costs of approximately $47,000 in 2010 and $51,000 in 2009 were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $388,000 for both years ended December 31, 2010 and 2009, less accumulated amortization of approximately $190,000 and $164,000, are included in other assets on the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs for the years ended December 31, 2010 and 2009 was approximately $26,000 and $18,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $25,000 in 2011, $24,000 in 2012, $23,000 in 2013, $22,000 in 2014 and $20,000 in 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $127,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 and $51,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2010 or 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced approximately $146,000 and $193,000, respectively, to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartments and fund payment of fees associated with the second mortgage obtained on Sun River Apartments in 2009, as discussed in “Note C – Mortgage Notes Payable”. These advances accrue interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $1,000 and $34,000, respectively. During the year ended December 31, 2010 the Partnership repaid approximately $33,000 of the outstanding advances and accrued interest. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments. At December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $114,000 and was included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $50,000 of the outstanding advances and accrued interest.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $38,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the “Units”) in the Partnership representing 71.80% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note C – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)

Sun River
Apartments
1st mortgage	$ 7,376	$ 7,447	$ 52	7.42%	06/01/21	$ 6,233
2nd mortgage	3,090	3,122	21	6.92%	06/01/21	2,578
	$10,466	$10,569	$ 73			$ 8,811

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 110
2012	119
2013	127
2014	137
2015	147
Thereafter	9,826
Total	$10,466

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	2010	2009
Net loss as reported	$ (397)	$ (130)
Add (deduct):
Depreciation differences	309	290
Prepaid rent	(5)	(5)
Other	42	(30)
Federal taxable (loss) income	$ (51)	$ 125
Federal taxable (loss) income per limited
partnership unit (1)	$ (.77)	$ 1.89

1)    For 2010 and 2009, allocations under Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net liabilities as reported	$ (7,460)	$ (6,878)
Differences resulted from:
Land and buildings	(421)	(439)
Accumulated depreciation	290	(15)
Syndication and distribution costs	6,749	6,749
Other	98	28
Net liabilities - Federal tax basis	$ (744)	$ (555)

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Sun River Apartments	$10,466	$ 1,102	$ 8,770	$ 5,587

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Sun River
Apartments	$1,090	$14,369	$15,459	$12,451	1981	11/80	5-30 years

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$15,220	$14,791
Property improvements	243	429
Disposal of property	(4)	--
Balance at end of year	$15,459	$15,220

Accumulated Depreciation
Balance at beginning of year	$11,788	$11,150
Additions charged to expense	667	638
Disposal of property	(4)	--
Balance at end of year	$12,451	$11,788

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $15,038,000 and $14,781,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $12,161,000 and $11,803,000, respectively.

Note F – Casualty Event

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Note G – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Financing (1)	$ 185	$ 2.79	$ 1,670	$ 25.26

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Partnership owned by each person or entity which is known by the Partnership to own beneficially or exercise voting of dispositive control over more than 5% of the Partnership's Units, by the Managing General Partner's directors and by the directors and officers of the Managing General Partner as a group as of December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $122,000 and $127,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 and $51,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No such fees were earned or paid to the Managing General Partner during the years ended December 31, 2010 or 2009, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2008, AIMCO Properties, L.P. exceeded this credit limit and advanced approximately $747,000 to fund capital improvements and operating expenses at Sun River Apartments. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced approximately $146,000 and $193,000, respectively, to the Partnership to assist with the payment of real estate taxes, fund operating expenses at Sun River Apartments and fund payment of fees associated with the second mortgage obtained on Sun River Apartments in 2009 (see “Item 8. Financial Statements and Supplementary Data – Note C - Mortgage Notes Payable”). These advances accrue interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $1,000 and $34,000, respectively. During the year ended December 31, 2010 the Partnership repaid approximately $33,000 of the outstanding advances and accrued interest. During the year ended December 31, 2009, the Partnership repaid outstanding advances and accrued interest of approximately $1,154,000 with proceeds from the second mortgage obtained on Sun River Apartments. At December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $114,000 and was included in due to affiliates. There were no outstanding advances or associated accrued interest payable at December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $50,000 of the outstanding advances and accrued interest.

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

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $38,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the “Units”) in the Partnership representing 71.80% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $38,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $9,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following financial statements of the Registrant are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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