Form 10-Q
period 2011-03-31
CENTURY PROPERTIES FUND XIV
filed 2011-05-13
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 85	$ 103
Receivables and deposits	112	121
Other assets	273	250
Investment property:
Land	1,090	1,090
Buildings and related personal property	14,442	14,369
	15,532	15,459
Less accumulated depreciation	(12,620)	(12,451)
	2,912	3,008
	$ 3,382	$ 3,482
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 100	$ 9
Tenant security deposit liabilities	85	87
Accrued property taxes	131	95
Other liabilities	154	171
Due to affiliates (Note B)	65	114
Mortgage notes payable	10,440	10,466
	10,975	10,942
Partners' Deficit
General partners	(153)	(150)
Limited partners	(7,440)	(7,310)
	(7,593)	(7,460)
	$ 3,382	$ 3,482

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Rental income	$ 531	$ 555
Other income	75	64
Total revenues	606	619

Expenses:
Operating	292	253
General and administrative	36	37
Depreciation	169	166
Interest	206	199
Property taxes	36	49
Total expenses	739	704

Casualty gain (Note D)	--	8

Net loss	$ (133)	$ (77)

Net loss allocated to general partners (2%)	$ (3)	$ (2)
Net loss allocated to limited partners (98%)	(130)	(75)

	$ (133)	$ (77)

Net loss per limited partnership unit	$(2.01)	$(1.16)

Distributions per limited partnership unit	$ --	$ 2.79

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	64,806	$ --	$64,806	$64,806

Partners' deficit at
December 31, 2010	64,806	$ (150)	$ (7,310)	$(7,460)

Net loss for the three months
ended March 31, 2011	--	(3)	(130)	(133)

Partners' deficit at
March 31, 2011	64,806	$ (153)	$ (7,440)	$(7,593)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (133)	$ (77)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	169	166
Amortization of loan costs	6	7
Casualty gain	--	(8)
Change in accounts:
Receivables and deposits	9	9
Other assets	(29)	(18)
Accounts payable	71	70
Tenant security deposit liabilities	(2)	(6)
Accrued property taxes	36	49
Due to affiliates	(1)	--
Other liabilities	(17)	(14)
Net cash provided by operating activities	109	178

Cash flows from investing activities:
Insurance proceeds	--	8
Property improvements and replacements	(53)	(38)
Net cash used in investing activities	(53)	(30)

Cash flows from financing activities:
Payments on mortgage notes payable	(26)	(25)
Distributions to partners	--	(185)
Repayment of advances from affiliate	(48)	--
Net cash used in financing activities	(74)	(210)

Net decrease in cash and cash equivalents	(18)	(62)

Cash and cash equivalents at beginning of period	103	230

Cash and cash equivalents at end of period	$ 85	$ 168

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 192	$ 192
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 20	$ 13

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $31,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $13,000 and $14,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the three months ended March 31, 2011 or 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the fourth quarter of 2010, AIMCO Properties, L.P. advanced approximately $113,000 to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 was approximately $1,000. During the three months ended March 31, 2011 the Partnership repaid approximately $50,000 of the outstanding advances and accrued interest. There were no advances during the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010 the amount of the outstanding advances and accrued interest was approximately $65,000 and $114,000, respectively and is included in due to affiliates. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced $120,000 to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $38,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $11,915,000.

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

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

Note F – Subsequent Event

On May 10, 2011, the Partnership entered into a sale contract with a third party relating to the sale of Sun River Apartments, which is projected to close during the third quarter of 2011 for a sale price of $18,700,000. The Partnership determined that certain held for sale criteria were not met at March 31, 2011 and therefore continues to report the assets and liabilities of Sun River Apartments as held for investment and its respective operations as continuing operations.

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Sun River Apartments	95%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 was approximately $133,000 compared to a net loss of approximately $77,000 for the three months ended March 31, 2010. Net loss increased for the three months ended March 31, 2011 due to a decrease in total revenues and an increase in total expenses and the recognition of a casualty gain during the three months ended March 31, 2010. The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is due to a decrease in the average rental rate and occupancy at the Partnership’s investment property and an increase in bad debt expense. The increase in other income is primarily due to increases in parking income, lease cancellation fees and late fees at the Partnership’s investment property, partially offset by a decrease in pet fees.

The increase in total expenses is due to increases in operating and interest expenses, partially offset by a decrease in property tax expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in salaries and related benefits and contract services at the Partnership’s investment property. The increase in interest expense is primarily due to interest expense incurred by the Partnership during the three months ended March 31, 2011 in connection with the escheatment of unclaimed distributions. Property tax expense decreased due to a decrease in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the three months ended March 31, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $85,000 compared to approximately $103,000 at December 31, 2010.  The decrease in cash and cash equivalents of approximately $18,000 from December 31, 2010 is due to approximately $53,000 and $74,000 of cash used in investing and financing activities, respectively, partially offset by approximately $109,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property and repayment of advances from an affiliate.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the fourth quarter of 2010, AIMCO Properties, L.P. advanced approximately $113,000 to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 was approximately $1,000. During the three months ended March 31, 2011 the Partnership repaid approximately $50,000 of the outstanding advances and accrued interest. There were no advances during the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010 the amount of the outstanding advances and accrued interest was approximately $65,000 and $114,000, respectively and is included in due to affiliates. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced $120,000 to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $73,000 of capital improvements at Sun River Apartments, consisting primarily of appliance and floor covering replacements and roof replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sun River Apartments of approximately $10,440,000 requires monthly payments of principal and interest and a balloon payment of approximately $8,811,000 due at maturity in 2021.

The Managing General Partner will attempt to refinance and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended	Per Limited	Three Months Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2011	Unit	2010	Unit

Financing (1)	$ --	$ --	$ 185	$ 2.79

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2011 or subsequent periods.

On May 10, 2011, the Partnership entered into a sale contract with a third party relating to the sale of Sun River Apartments, which is projected to close during the third quarter of 2011 for a sale price of $18,700,000. The Partnership determined that certain held for sale criteria were not met at March 31, 2011 and therefore continues to report the assets and liabilities of Sun River Apartments as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of AIMCO's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
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

10.13             Purchase and Sale Contract, dated May 10, 2011, between Century Sun River, Limited Partnership, an Arizona limited partnership and Holland Acquisition Co, LLC, a Washington limited liability company. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 10, 2011).

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