Form 10-Q
period 2011-06-30
CENTURY PROPERTIES FUND XIV
filed 2011-08-12
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2011	December 31, 2010
Assets held for sale:
Cash and cash equivalents	$ 124	$ 103
Receivables and deposits	113	121
Other assets	258	250
Investment property:
Land	1,090	1,090
Buildings and related personal property	11,960	14,369
Total investment property	13,050	15,459
Less accumulated depreciation	(10,252)	(12,451)
Investment property, net	2,798	3,008
Total assets	$ 3,293	$ 3,482

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 62	$ 9
Tenant security deposit liabilities	84	87
Accrued property taxes	72	95
Other liabilities	138	171
Due to affiliates	187	114
Mortgage notes payable	10,412	10,466
Total liabilities	10,955	10,942

Partners' Deficit
General partners	(154)	(150)
Limited partners	(7,508)	(7,310)
Total partners’ deficit	(7,662)	(7,460)
Total liabilities and partners’ deficit	$ 3,293	$ 3,482

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Income (loss) from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued operations
Revenues:
Rental income	526	540	1,057	1,095
Other income	85	79	160	143
Total revenues	611	619	1,217	1,238

Expenses:
Operating	240	281	532	534
General and administrative	40	39	76	76
Depreciation	166	166	335	332
Interest	198	198	404	397
Property taxes	36	49	72	98
Total expenses	680	733	1,419	1,437

Casualty gain	--	--	--	8

Net loss	$ (69)	$ (114)	$ (202)	$ (191)

Net loss allocated to general partners (2%)	$ (1)	$ (2)	$ (4)	$ (4)
Net loss allocated to limited partners (98%)	$ (68)	$ (112)	$ (198)	$ (187)

Net loss per limited partnership unit	$ (1.05)	$ (1.73)	$ (3.06)	$ (2.89)

Distributions per limited partnership unit	$ --	$ --	$ --	$ 2.79

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partners

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$ (150)	$ (7,310)	$ (7,460)

Net loss for the six months ended June 30, 2011	(4)	(198)	(202)

Partners' deficit at June 30, 2011	$ (154)	$ (7,508)	$ (7,662)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (202)	$ (191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	335	332
Amortization of loan costs	13	13
Casualty gain	--	(8)
Change in accounts:
Receivables and deposits	8	4
Other assets	(21)	(9)
Accounts payable	44	1
Tenant security deposit liabilities	(3)	(5)
Accrued property taxes	(23)	20
Other liabilities	(33)	(31)
Due to affiliates	1	--
Net cash provided by operating activities	119	126

Cash flows from investing activities:
Property improvements and replacements	(116)	(86)
Insurance proceeds	--	8
Net cash used in investing activities	(116)	(78)

Cash flows from financing activities:
Payments on mortgage notes payable	(54)	(50)
Repayment of advances from affiliate	(48)	(24)
Advances from affiliate	120	24
Distributions to partners	--	(185)
Net cash provided by (used in) financing activities	18	(235)

Net increase (decrease) in cash and cash equivalents	21	(187)

Cash and cash equivalents at beginning of period	103	230

Cash and cash equivalents at end of period	$ 124	$ 43

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 381	$ 384
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 9	$ 3

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership’s general partners are Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 64,806 limited partnership units.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2011 and 2010 are presented to reflect the operations of Sun River Apartments as discontinued operations. The Partnership entered into a sale contract on May 10, 2011 to sell Sun River Apartments to a third party. On July 21, 2011, the Partnership sold Sun River Apartments to a third party for a total sales price of $18,700,000. The respective assets and liabilities of Sun River Apartments are classified as held for sale as of June 30, 2011 and December 31, 2010.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 for each of the six months ended June 30, 2011 and 2010, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $28,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the six months ended June 30, 2011 or 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P. advanced approximately $120,000 and $24,000, respectively, to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $3,000 and less than $1,000, respectively. During the six months ended June 30, 2011 and 2010 the Partnership repaid approximately $50,000 and $24,000, respectively, of the outstanding advances and accrued interest. At June 30, 2011 and December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $187,000 and $114,000, respectively and is included in due to affiliates. Subsequent to June 30, 2011, the Partnership repaid the total outstanding advances and accrued interest with proceeds received from the sale of Sun River Apartments.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration. The Partnership was charged by Aimco and its affiliates approximately $38,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $11,877,000.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $2,534,000 and accumulated depreciation of approximately $2,534,000.

Note G – Subsequent Event

On July 21, 2011, the Partnership sold Sun River Apartments, its sole investment property, to a third party for a total sales price of $18,700,000 less a repair credit of $100,000. The net proceeds realized by the Partnership were approximately $18,353,000 after payment of closing costs of approximately $247,000. The Partnership used approximately $10,403,000 to repay the mortgages encumbering the property. The Partnership anticipates recognizing a gain, during the third quarter of 2011, of approximately $15,489,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2011, of approximately $2,746,000 as a result of the write off of unamortized loan costs and payment of prepayment penalties of approximately $2,561,000. Due to the sale of its sole investment property, the Partnership expects to liquidate by June 30, 2012. Subsequent to June 30, 2011, the Partnership distributed approximately $4,654,000 of proceeds from the sale to its partners (approximately $70.37 per limited partnership unit).

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

The Partnership's investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Sun River Apartments	95%	96%
Tempe, Arizona

Results of Operations

The statements of discontinued operations for both the three and six months ended June 30, 2011 and 2010 are presented to reflect the operations of Sun River Apartments as discontinued operations. On July 21, 2011, the Partnership sold Sun River Apartments to an unaffiliated third party for a total sales price of $18,700,000. The respective assets and liabilities of Sun River Apartments are classified as held for sale as of June 30, 2011 and December 31, 2010.

The Partnership recognized losses from discontinued operations of approximately $69,000 and $202,000 for the three and six months ended June 30, 2011, respectively, and approximately $114,000 and $191,000 for the three and six months ended June 30, 2010, respectively. The decrease in loss from discontinued operations for the three months ended June 30, 2011 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The increase in loss from discontinued operations for the six months ended June 30, 2011 is due to a decrease in total revenues and the recognition of a casualty gain during the six months ended June 30, 2010, partially offset by a decrease in total expenses. Total revenues decreased for the three and six months ended June 30, 2011 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for both periods is primarily due to a decrease in the average rental rate at the Partnership’s investment property and an increase in bad debt expense. The increase in other income for both the three and six months ended June 30, 2011 is primarily due to increases in parking income, cleaning and damage fees and late fees at the Partnership’s investment property, partially offset by decreases in lease cancellation fees and pet fees.

Total expenses decreased for both the three and six months ended June 30, 2011 due to a decrease in property tax expense. The decrease in total expenses for the three months ended June 30, 2011 is also due to a decrease in operating expenses. Operating expense remained relatively constant for the six months ended June 30, 2011. General and administrative, interest and depreciation expenses remained relatively constant for both the three and six months ended June 30, 2011. Property tax expense decreased for both periods due to a decrease in the assessed value of the property. The decrease in operating expenses for the three month period is primarily due to decreases in salaries and related benefits at the Partnership’s investment property. Operating expenses for the six month period remained relatively constant as a decrease in salaries and related benefits was offset by increases in contract services and advertising costs.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the six months ended June 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $124,000 compared to approximately $103,000 at December 31, 2010.  The increase in cash and cash equivalents of approximately $21,000 from December 31, 2010 is due to approximately $119,000 and $18,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $116,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property and repayment of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P. advanced approximately $120,000 and $24,000, respectively, to the Partnership to assist with the payment of real estate taxes and fund operating expenses at Sun River Apartments. These advances accrue interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $3,000 and less than $1,000, respectively. During the six months ended June 30, 2011 and 2010 the Partnership repaid approximately $50,000 and $24,000, respectively, of the outstanding advances and accrued interest. At June 30, 2011 and December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $187,000 and $114,000, respectively and is included in due to affiliates. Subsequent to June 30, 2011, the Partnership repaid the total outstanding advances and accrued interest with proceeds received from the sale of Sun River Apartments.

During the six months ended June 30, 2011, the Partnership completed approximately $125,000 of capital improvements at Sun River Apartments, consisting primarily of appliance and floor covering replacements, roof replacement and air conditioning unit upgrades. These improvements were funded from operations. On July 21, 2011, the Partnership sold Sun River Apartments to a third party.

The Partnership’s assets are thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness encumbering Sun River Apartments of approximately $10,412,000 required monthly payments of principal and interest and a balloon payment of approximately $8,811,000 due at maturity in 2021. In connection with the sale of the property on July 21, 2011, the mortgages were repaid with sale proceeds.

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2011	Unit	2010	Unit

Financing (1)	$ --	$ --	$ 185	$ 2.79

(1)   Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Subsequent to June 30, 2011, the Partnership distributed approximately $4,654,000 of proceeds from the sale of Sun River Apartments to its partners (approximately $70.37 per limited partnership unit).

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at June 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of Aimco's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.14             First Amendment to Purchase and Sale Contract, dated June 9, 2011, between Century Sun River, Limited Partnership, an Arizona limited partnership and Sun River Village, L.P., a Delaware limited partnership. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 9, 2011).

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