Form 10-Q
period 2011-09-30
CENTURY PROPERTIES FUND XIV
filed 2011-11-14
CIK 278128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(In thousands)

September 30, 2011

Assets
Cash and cash equivalents	$ 301
Receivables	10
Total assets	311

Liabilities
Accounts payable	29
Other liabilities	2
Estimated costs to liquidate	65
Total liabilities	96

Net assets in liquidation	$ 215

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(In thousands)

For the Period From August 1, 2011 to September 30, 2011

Net assets in liquidation at August 1, 2011	$ 219

Reduction to estimated settlement amount of liabilities	(4)

Net assets in liquidation at September 30, 2011	$ 215

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED BALANCE SHEET

                                   (In thousands)

December 31, 2010

Assets held for sale:
Cash and cash equivalents	$ 103
Receivables and deposits	121
Other assets	250
Investment property:
Land	1,090
Buildings and related personal property	14,369
Total investment property	15,459
Less accumulated depreciation	(12,451)
Investment property, net	3,008
Total assets	$ 3,482

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 9
Tenant security deposit liabilities	87
Accrued property taxes	95
Other liabilities	171
Due to affiliates	114
Mortgage notes payable	10,466
Total liabilities	10,942

Partners' Deficit
General partners	(150)
Limited partners	(7,310)
Total partners’ deficit	(7,460)
Total liabilities and partners’ deficit	$ 3,482

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Period		Period
	From	Three	From	Nine
	July 1	Months	January 1	Months
	Through	Ended	Through	Ended
	July 31,	September 30,	July 31,	September 30,
	2011	2010	2011	2010
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations
Revenues:
Rental income	91	554	1,148	1,649
Other income	1	79	161	222
Total revenues	92	633	1,309	1,871

Expenses:
Operating	177	299	709	833
General and administrative	38	34	114	110
Depreciation	--	166	335	498
Interest	41	202	445	599
Property taxes	32	49	104	147
Loss on extinguishment of debt	2,746	--	2,746	--
Total expenses	3,034	750	4,453	2,187

Casualty gains	23	--	23	8

Loss from discontinued operations	(2,919)	(117)	(3,121)	(308)
Gain from sale of discontinued
operations	15,506	--	15,506	--
Net income (loss)	$12,587	$ (117)	$12,385	$ (308)

Net income (loss) allocated to
general partners	$ 252	$ (2)	$ 248	$ (6)
Net income (loss) allocated to
limited partners	$12,335	$ (115)	$12,137	$ (302)

Loss from discontinued operations
per limited partnership unit	$(44.14)	$ (1.77)	$(47.20)	$ (4.66)
Gain from sale of discontinued
operations per limited
partnership unit	234.48	--	234.48	--
Net income (loss) per limited
partnership unit	$190.34	$ (1.77)	$187.28	$ (4.66)

Distributions per limited
partnership unit	$ 70.37	$ --	$ 70.37	$ 2.79

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN LIQUIDATION

(Unaudited)

(In thousands)

	General	Limited

Partners

Partners

			Total

Partners' deficit
at December 31, 2010	$ (150)	$(7,310)	$(7,460)

Distribution to partners	(93)	(4,561)	(4,654)

Net income for the seven months
ended July 31, 2011	248	12,137	12,385

Partners' capital
at July 31, 2011	$ 5	$ 266	271

Adjustment to liquidation basis			(52)

Net assets in liquidation
at August 1, 2011			$ 219

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Period from
	January 1	Nine Months
	through	Ended
	July 31,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 12,385	$ (308)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	335	498
Amortization of loan costs	14	19
Casualty gains	(23)	(8)
Gain on sale of discontinued operations	(15,506)	--
Loss on extinguishment of debt	2,746	--
Change in accounts:
Receivables and deposits	110	--
Other assets	51	(6)
Accounts payable	52	(11)
Tenant security deposit liabilities	(85)	1
Accrued property taxes	(95)	69
Other liabilities	(146)	(18)
Due to affiliates	(1)	--
Net cash provided by (used in) operating activities	(163)	236

Cash flows from investing activities:
Property improvements and replacements	(138)	(163)
Proceeds from the sale of discontinued operations	18,353	--
Insurance proceeds	23	8
Net cash provided by (used in) investing activities	18,238	(155)

Cash flows from financing activities:
Payments on mortgage notes payable	(63)	(76)
Repayment of mortgage notes payable	(10,403)	--
Repayment of advances from affiliate	(233)	(33)
Advances from affiliate	120	33
Prepayment penalty paid	(2,561)	--
Distributions to partners	(4,654)	(185)
Net cash used in financing activities	(17,794)	(261)

Net increase (decrease) in cash and cash equivalents	281	(180)

Cash and cash equivalents at beginning of period	103	230

Cash and cash equivalents at end of period	$ 384	$ 50

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 511	$ 575

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 21

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

As of July 31, 2011, Century Properties Fund XIV (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at July 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the managing general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership’s general partners are Fox Capital Management Corporation, a California corporation (“FCMC” or the “Managing General Partner”), and Fox Realty Investors (“FRI”), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The Managing General Partner estimates that the liquidation process will be completed by June 30, 2012.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the one month and seven months ended July 31, 2011 and the three and nine months ended September 30, 2010 reflect the operations of Sun River Apartments as discontinued operations and the balance sheet at December 31, 2010 reflects the assets and liabilities of Sun River Apartments as held for sale as a result of the property’s sale to a third party on July 21, 2011 (as discussed in “Note D”).

At July 31, 2011 and December 31, 2010, the Partnership had outstanding 64,806 limited partnership units.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B – Adjustment to Liquidation Basis of Accounting

At July 31, 2011, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $52,000, which is included in the Consolidated Statement of Changes in Partners’ Capital (Deficit)/Net Assets in Liquidation.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $92,000 for the period from January 1 through July 31, 2011 and the nine months ended September 30, 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $43,000 and $41,000 for the period from January 1 through July 31, 2011 and the nine months ended September 30, 2010, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.  No such fees were earned or paid to the Managing General Partner during the period from January 1 through July 31, 2011 and the nine months ended September 30, 2010, as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010, AIMCO Properties, L.P., advanced approximately $120,000 and $33,000, respectively, to the Partnership to assist with the payment of real estate taxes and to fund operating expenses at Sun River Apartments. These advances accrued interest at the prime rate plus 2%. Interest expense for the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010 was approximately $4,000 and less than $1,000, respectively. During the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010, the Partnership repaid approximately $238,000 and $33,000, respectively, of the outstanding advances and accrued interest. At December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $114,000 and was included in due to affiliates. At July 31, 2011 and September 30, 2011, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the period from January 1 through July 31, 2011, the Partnership was charged by Aimco and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration. The Partnership was charged by Aimco and its affiliates approximately $38,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note D – Disposition of Investment Property

On July 21, 2011, the Partnership sold Sun River Apartments, its sole investment property, to a third party for a total sales price of $18,700,000 less a repair credit of $100,000. The net proceeds realized by the Partnership were approximately $18,353,000 after payment of closing costs of approximately $247,000. The Partnership used approximately $10,403,000 to repay the mortgages encumbering the property. The Partnership recognized a gain during the one month and seven months ended July 31, 2011 of approximately $15,506,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the one month and seven months ended July 31, 2011 of approximately $2,746,000 as a result of the write off of unamortized loan costs and payment of prepayment penalties of approximately $2,561,000.

Note E – Distributions

The Partnership distributed the following amounts during the period from January 1 through July 31, 2011 and the nine months ended September 30, 2010 (in thousands, except per unit data):

Period from
	January 1		Nine Months
	through	Per Limited	Ended	Per Limited
	July 31,	Partnership	September 30,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ 4,654	$ 70.37	$ --	$ --
Financing (2)	--	--	185	2.79
	$ 4,654	$ 70.37	$ 185	$ 2.79

(1)         Proceeds from the July 2011 sale of Sun River Apartments.

(2)         Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

Note F – Casualty Events

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

In October 2010, Sun River Apartments sustained damages of approximately $23,000 as a result of wind and hail damage. No apartment units were damaged. During the one month and seven months ended July 31, 2011, the Partnership recognized a casualty gain of approximately $23,000 as a result of the receipt of insurance proceeds of approximately $23,000. The damaged assets were fully depreciated.

Note G – Investment Property

During the period from January 1 through July 31, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $2,534,000 and accumulated depreciation of approximately $2,534,000.

Note H – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions; the terms of governmental regulations that can affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of July 31, 2011, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Sun River Apartments, on July 21, 2011. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $12,587,000 and $12,385,000 for the one month and seven months ended July 31, 2011, respectively, compared to net loss of approximately $117,000 and $308,000 for the three and nine months ended September 30, 2010, respectively. The increase in net income for both periods is due to the gain from sale of discontinued operations in 2011 and an increase in the recognition of casualty gain, partially offset by a decrease in total revenues and an increase in total expenses.

On July 21, 2011, the Partnership sold Sun River Apartments, its sole investment property, to a third party for a total sales price of $18,700,000 less a repair credit of $100,000. The net proceeds realized by the Partnership were approximately $18,353,000 after payment of closing costs of approximately $247,000. The Partnership used approximately $10,403,000 to repay the mortgages encumbering the property. The Partnership recognized a gain during the one month and seven months ended July 31, 2011 of approximately $15,506,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the one month and seven months ended July 31, 2011 of approximately $2,746,000 as a result of the write off of unamortized loan costs and payment of prepayment penalties of approximately $2,561,000.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations for the one month and seven months ended July 31, 2011 was approximately $2,919,000 and $3,121,000 respectively, compared to losses of approximately $117,000 and $308,000 for the three and nine months ended September 30, 2010, respectively. The increase in loss from discontinued operations for both periods is due to a decrease in total revenues and an increase in total expenses, partially offset by an increase in the recognition of casualty gain. Total revenues decreased for both periods as a result of the sale of the Partnership’s remaining investment property, Sun River Apartments, on July 21, 2011 (as discussed above). Total expenses increased for both periods due to the recognition of loss on extinguishment of debt in 2011 (as discussed above) and an increase in general and administrative expenses, partially offset by decreases in operating, depreciation, interest and property tax expenses as a result of the sale of the Partnership’s remaining investment property, Sun River Apartments (as discussed above).

General and administrative expenses increased for both periods primarily due to additional professional fees and administrative costs incurred as a result of the sale of the Partnership’s remaining investment property. Also included in general and administrative expenses for the one month and seven months ended July 31, 2011 and three and nine months ended September 30, 2010 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2009, Sun River Apartments sustained damages of approximately $18,000 as a result of a water line break. No apartment units were damaged. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $8,000. The damaged assets were fully depreciated.

In October 2010, Sun River Apartments sustained damages of approximately $23,000 as a result of wind and hail damage. No apartment units were damaged. During the one month and seven months ended July 31, 2011, the Partnership recognized a casualty gain of approximately $23,000 as a result of the receipt of insurance proceeds of approximately $23,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2012 due to the sale of its remaining investment property, Sun River Apartments.

At July 31, 2011, the Partnership had cash and cash equivalents of approximately $384,000 compared to approximately $103,000 at December 31, 2010. Cash and cash equivalents increased approximately $281,000 due to approximately $18,238,000 of cash provided by investing activities, partially offset by approximately $17,794,000 and $163,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Sun River Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on mortgage notes payable, repayment of mortgage notes payable, distributions to partners, repayment of advances from an affiliate, and payment of prepayment penalties, partially offset by advances received from an affiliate.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, had made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010, AIMCO Properties, L.P., advanced approximately $120,000 and $33,000, respectively, to the Partnership to assist with the payment of real estate taxes and to fund operating expenses at Sun River Apartments. These advances accrued interest at the prime rate plus 2%. Interest expense for the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010 was approximately $4,000 and less than $1,000, respectively. During the period from January 1 to July 31, 2011 and the nine months ended September 30, 2010, the Partnership repaid approximately $238,000 and $33,000, respectively, of the outstanding advances and accrued interest. At December 31, 2010, the amount of the outstanding advances and accrued interest was approximately $114,000 and was included in due to affiliates. At July 31, 2011 and September 30, 2011, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

During the seven months ended July 31, 2011, the Partnership completed approximately $138,000 of capital improvements at Sun River Apartments, consisting primarily of appliance and floor covering replacements, roof replacement and air conditioning unit upgrades. These improvements were funded from operations. On July 21, 2011, the Partnership sold Sun River Apartments to a third party.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at July 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at July 31, 2011, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $52,000, which is included in the Consolidated Statements of Changes in Partners’ Capital / Net Assets in Liquidation.

During the period from August 1 through September 30, 2011, net assets in liquidation decreased by approximately $4,000 primarily due to the reduction in settlement of estimated liabilities during August and September 2011.

The statement of net assets in liquidation as of September 30, 2011 includes approximately $65,000 of costs that the Managing General Partner estimates will be incurred during the remaining period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2012. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the liquidation period.

The Partnership distributed the following amounts during the period from January 1 through July 31, 2011 and the nine months ended September 30, 2010 (in thousands, except per unit data):

Period from
	January 1		Nine Months
	through	Per Limited	Ended	Per Limited
	July 31,	Partnership	September 30,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ 4,654	$ 70.37	$ --	$ --
Financing (2)	--	--	185	2.79
	$ 4,654	$ 70.37	$ 185	$ 2.79

(1)         Proceeds from the July 2011 sale of Sun River Apartments.

(2)         Proceeds from the October 2009 second mortgage obtained on Sun River Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 46,528.05 limited partnership units (the "Units") in the Partnership representing 71.80% of the outstanding Units at September 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.80% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership.  However, AIMCO IPLP, L.P., an affiliate which owns 26,641.05 of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by third party Unit holders.  Except for the foregoing, no other limitations are imposed on AIMCO IPLP, L.P.'s or any other of Aimco's affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

CENTURY PROPERTIES FUND XIV

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 14, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 14, 2011	By: /s/Stephen B. Waters
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

101               XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated statement of net assets in liquidation, (ii) consolidated statement of changes in net assets in liquidation, (iii) consolidated balance sheet, (iv) consolidated statements of discontinued operations, (v) consolidated statement of changes in partners’ capital (deficit)/net assets in liquidation, (vi) consolidated statements of cash flows, and (vii) notes to consolidated financial statements. (1)

(1)               As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.